Form 10-Q
period 2020-09-30
Radius Global Infrastructure, Inc.
filed 2020-11-16
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:   001-39568

Radius Global Infrastructure, Inc.

(Exact name of registrant as speciﬁed in its charter)

Delaware	98-1524226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identiﬁcation Number)
660 Madison Avenue, Suite 1435
New York, New York	10065
(Address of principal executive offices)	(Zip Code)

(212) 301-2800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former ﬁscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	RADI	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2020, there were 58,425,000 shares of Class A Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements in this Quarterly Report constitute forward-looking statements that do not directly or exclusively relate to historical facts, and which may concern our possible or assumed future results of operations, including descriptions of our business strategy. In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “targets”, “believes”, “estimates”, “anticipates”, “expects”, “intends”, “may”, “will”, “should” or, in each case, their negative or other variations or comparable terminology. Any forward-looking statements contained in this Quarterly Report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	the extent to which wireless carriers or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure;
•	the extent to which new technologies reduce demand for wireless infrastructure;
•	competition for assets;
•	the extent to which the Tenant Leases (as defined herein) for the wireless communication tower or antennae located on our real property interests are renewed;
•

the extent of unexpected lease cancellations, given that substantially all of the Tenant Leases associated with our assets may be terminated upon limited notice by the wireless carrier or tower company and unexpected lease cancellations could materially impact cash flow from operations;

•	economic, political, cultural and other risks to our operations outside the United States, including risks associated with fluctuations in foreign currency exchange rates and local inflation rates;
•	the effect of foreign currency exchange rates;
•	the effect of the Electronic Communications Code enacted in the United Kingdom, which may limit the amount of lease income we generate in the United Kingdom;
•

the extent to which we continue to grow at an accelerated rate, which may prevent us from achieving profitability or positive cash flow at a company level (as determined in accordance with U.S. GAAP) for the foreseeable future, particularly given the history of net losses and negative net cash flow;

•	the fact that we have incurred a significant amount of debt and may in the future incur additional indebtedness;
•	the extent to which the terms of our debt agreements limit our flexibility in operating our business;
•

the ongoing impact of the COVID-19 (coronavirus) pandemic on global economic activity and financial markets, including the possibility of a global recession and volatility in the global capital markets;

•	the extent to which unfavorable capital markets impair our growth strategy, which requires access to new capital;
•	the adverse effect that increased market interest rates could have on our interest costs, the value of our assets and on the growth of our business;
•	the adverse effect that perceived health risks from radio frequency energy may have on the demand for wireless communication services;
•	our ability to protect and enforce our real property interests in, or contractual rights to, the revenue streams generated by leases on our communications sites;
•	the loss, consolidation or financial instability of any of our limited number of customers;
•	our ability to pay dividends or satisfy our other financial obligations;
•

whether we are required to issue additional shares of our Class A common stock (“Class A Common Shares”) pursuant to the terms of the shares of our preferred stock, designated as “Series A Founder Preferred Stock” (the “Series A Founder Preferred Shares”) or the Second Amended and Restated Limited Liability Company Agreement of APW OpCo LLC, dated as of July 31, 2020, by and between its members and us (the “APW OpCo LLC

i

Agreement”), or upon the exercise of the warrants to subscribe for Class A Common Shares (the “Warrants”) or options to acquire Class A Common Shares, any of which would dilute the interests of our securityholders in the Class A Common Shares;

•	the possibility that an active, liquid and orderly trading market for our securities may not develop or be maintained;
•

the possibility that securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely;

•

the possibility that the Warrants may not be in the money at a time when they are exercisable or may be mandatorily redeemed prior to their exercise, which may render them worthless to the holders of the Warrants;

•

the effect that the significant resources and management attention required as a U.S. public company may have on our results and on our ability to attract and retain executive management and qualified members of our Board of Directors; and

•	the other risks and uncertainties described under “Risk Factors” in Item 3 of our Post-Effective Amendment to Form S-4 (File No. 333-240173) filed on October 21, 2020 and Item 1A. of Part II herein.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We do not undertake any obligation to publicly update or review any forward-looking statement except as required by law, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. You should specifically consider the factors identified in this Quarterly Report that could cause actual results to differ. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

ii

RADIUS GLOBAL INFRASTRUCTURE, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Unaudited Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets at September 30, 2020 (Successor) and December 31, 2019 (Predecessor)	2

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and the period from February 10, 2020 to September 30, 2020 (Successor), and for the periods from January 1, 2020 to February 9, 2020, and for the three and nine months ended September 30, 2019 (Predecessor)	3

	Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2020 and the period from February 10, 2020 to September 30, 2020 (Successor), and for the periods from January 1, 2020 to February 9, 2020, and for the three and nine months ended September 30, 2019 (Predecessor)	4

	Condensed Consolidated Statements of Stockholders’ Equity/Members’ Deficit for the three months ended September 30, 2020 and the period from February 10, 2020 to September 30, 2020 (Successor), and for the periods from January 1, 2020 to February 9, 2020, and for the three and nine months ended September 30, 2019 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows for the period from February 10, 2020 to September 30, 2020 (Successor) and for the periods from January 1, 2020 to February 9, 2020, and for the nine months ended September 30, 2019 (Predecessor)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	50

Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION	52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	52

Signatures		53

PART I.	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	Successor	Predecessor
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$169,135	$62,892
Restricted cash	1,727	1,140
Trade receivables, net	4,935	7,578
Prepaid expenses and other current assets	11,994	9,199
Total current assets	187,791	80,809
Real property interests, net:
Right-of-use assets - finance leases, net	201,197	80,498
Cell site leasehold interests, net	760,381	346,662
Real property interests, net	961,578	427,160
Intangible assets, net	5,134	2,848
Property and equipment, net	613	1,095
Goodwill	89,164	—
Deferred tax asset	—	991
Restricted cash, long-term	153,065	14,014
Other long-term assets	5,735	5,892
Total assets	$1,403,080	$532,809
Liabilities and Stockholders’ Equity/Members’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$30,282	$22,786
Rent received in advance	17,008	13,856
Finance lease liabilities, current	8,032	5,749
Cell site leasehold interest liabilities, current	5,521	8,379
Current portion of long-term debt, net of deferred financing costs	—	48,884
Total current liabilities	60,843	99,654
Finance lease liabilities	22,142	10,451
Cell site leasehold interest liabilities	10,269	8,462
Long-term debt, net of debt discount and deferred financing costs	695,308	524,047
Deferred tax liability	58,121	—
Other long-term liabilities	7,267	5,531
Total liabilities	853,950	648,145
Commitments and contingencies
Stockholders’ equity/Members’ deficit:
Series A Founder Preferred Shares (Successor), no par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of September 30, 2020	—	—
Series B Founder Preferred Shares (Successor), no par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of September 30, 2020	—	—
Ordinary Shares (Successor), no par value; 1,590,000,000 shares authorized; 58,425,000 shares issued and outstanding as of September 30, 2020	—	—
Class B Shares (Successor), no par value; 200,000,000 shares authorized; 11,414,030 shares issued and outstanding as of September 30, 2020	—	—
Class A units (Predecessor)	—	33,672
Common units (Predecessor)	—	85,347
Additional paid-in capital (Successor)	669,707	—
Members’ accumulated deficit (Predecessor)	—	(208,883)
Members’ accumulated other comprehensive loss (Predecessor)	—	(25,472)
Accumulated other comprehensive loss (Successor)	(4,900)	—
Accumulated deficit (Successor)	(173,523)	—
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc./ members’ deficit	491,284	(115,336)
Noncontrolling interest	57,846	—
Total liabilities and stockholders’ equity/members' deficit	$1,403,080	$532,809

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Successor		Predecessor
	Three months ended September 30, 2020	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2019
Revenue	$17,861	$42,797	$6,836	$14,002	$40,939
Cost of service	200	375	34	14	88
Gross profit	17,661	42,422	6,802	13,988	40,851
Operating expenses:
Selling, general and administrative	14,231	42,915	4,344	7,764	23,562
Share-based compensation	4,072	79,173	—	—	—
Management incentive plan	—	—	—	—	765
Amortization and depreciation	11,683	30,512	2,584	5,064	14,273
Impairment - decommission of cell sites	1,462	2,059	530	122	1,327
Total operating expenses	31,448	154,659	7,458	12,950	39,927
Operating income (loss)	(13,787)	(112,237)	(656)	1,038	924
Other income (expense):
Realized and unrealized (loss) gain on foreign currency debt	(18,138)	(17,408)	11,500	11,668	13,508
Interest expense, net	(7,499)	(16,821)	(3,623)	(8,248)	(23,820)
Other income (expense), net	987	1,362	(277)	(2,031)	(2,436)
Gain on extinguishment of debt	—	1,264	—	—	—
Total other income (expense), net	(24,650)	(31,603)	7,600	1,389	(12,748)
Income (loss) before income tax expense	(38,437)	(143,840)	6,944	2,427	(11,824)
Income tax expense	3,455	4,884	767	1,284	2,233
Net income (loss)	(41,892)	(148,724)	$6,177	$1,143	$(14,057)
Net loss attributable to noncontrolling interest	(3,373)	(6,347)
Net loss attributable to Radius Global Infrastructure, Inc. ordinary shareholders	$(38,519)	$(142,377)

Loss per ordinary share:
Basic and diluted	$(0.66)	$(2.44)
Weighted average ordinary shares outstanding:
Basic and diluted	58,425,000	58,425,000

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Successor		Predecessor
	Three Months Ended September 30, 2020	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2019
Net income (loss)	$(41,892)	$(148,724)	$6,177	$1,143	$(14,057)
Other comprehensive income (loss):
Foreign currency translation adjustment	8,817	(4,900)	(7,165)	(10,044)	(9,620)
Comprehensive loss	$(33,075)	$(153,624)	$(988)	$(8,901)	$(23,677)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT (Unaudited)

(in thousands, except share and per share amounts)

Predecessor
	Class A units		Common units
	Units	Amount	Units	Amount	Accumulated deficit	Accumulated other comprehensive loss	Members' deficit
Balance at June 30, 2019	4,003,603	$33,672	20,000,000	$85,347	$(185,717)	$(25,952)	$(92,650)
Foreign currency translation adjustment	—	—	—	—	—	(10,044)	(10,044)
Net income	—	—	—	—	1,143	—	1,143
Balance at September 30, 2019	4,003,603	$33,672	20,000,000	$85,347	$(184,574)	$(35,996)	$(101,551)

Balance at January 1, 2019	4,003,603	$33,672	20,000,000	$85,347	$(170,517)	$(26,376)	$(77,874)
Foreign currency translation adjustment	—	—	—	—	—	(9,620)	(9,620)
Net loss	—	—	—	—	(14,057)	—	(14,057)
Balance at September 30, 2019	4,003,603	$33,672	20,000,000	$85,347	$(184,574)	$(35,996)	$(101,551)

Balance at January 1, 2020	4,003,603	$33,672	20,000,000	$85,347	$(208,883)	$(25,472)	$(115,336)
Foreign currency translation adjustment	—	—	—	—	—	(7,165)	(7,165)
Net income	—	—	—	—	6,177	—	6,177
Balance at February 9, 2020	4,003,603	$33,672	20,000,000	$85,347	$(202,706)	$(32,637)	$(116,324)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT (Unaudited)

(in thousands, except share and per share amounts)

Successor
	Series A Founder Preferred Shares		Series B Founder Preferred Shares		Ordinary Shares		Class B Shares
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Noncontrolling interest	Total stockholders' equity
Balance at June 30, 2020	1,600,000	$—	1,386,033	$—	58,425,000	$—	11,414,030	$—	$665,635	$(13,717)	$(135,004)	$61,219	$578,133
Share-based compensation	—	—	—	—	—	—	—	—	4,072	—	—	—	4,072
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	8,817	—	—	8,817
Net loss	—	—	—	—	—	—	—	—	—	—	(38,519)	(3,373)	(41,892)
Balance at September 30, 2020	1,600,000	$—	1,386,033	$—	58,425,000	$—	11,414,030	$—	$669,707	$(4,900)	$(173,523)	$57,846	$549,130

Balance at February 10, 2020	1,600,000	$—	—	$—	58,425,000	$—	—	$—	$590,534	$—	$(31,146)	$—	$559,388
Issuances of shares in APW Acquisition	—	—	—	—	—	—	6,014,030	—	—	—	—	64,193	64,193
Share-based compensation	—	—	1,386,033	—	—	—	5,400,000	—	79,173	—	—	—	79,173
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(4,900)	—	—	(4,900)
Net loss	—	—	—	—	—	—	—	—	—	—	(142,377)	(6,347)	(148,724)
Balance at September 30, 2020	1,600,000	$—	1,386,033	$—	58,425,000	$—	11,414,030	$—	$669,707	$(4,900)	$(173,523)	$57,846	$549,130

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except share and per share amounts)

	Successor	Predecessor
	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020	Nine months ended September 30, 2019
Cash flows from operating activities:
Net income (loss)	$(148,724)	$6,177	$(14,057)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	30,512	2,584	14,273
Amortization of finance lease and cell site leasehold interest liabilities discount	1,157	213	1,557
Impairment – decommission of cell sites	2,059	530	1,327
Realized and unrealized loss (gain) on foreign currency debt	17,408	(11,500)	(13,508)
Amortization of debt discount and deferred financing costs	80	280	1,985
Provision for bad debt expense	238	26	565
Share-based compensation	79,173	—	—
Deferred income taxes	2,123	339	—
Gain on extinguishment of debt	(1,264)	—	—
Change in assets and liabilities:
Trade receivables, net	2,463	(682)	(892)
Prepaid expenses and other assets	(740)	935	(682)
Accounts payable, accrued expenses and other long-term liabilities	(16,199)	(4,605)	1,442
Rent received in advance	922	2,251	773
Net cash used in operating activities	(30,792)	(3,452)	(7,217)

Cash flows from investing activities:
Cash paid in APW Acquisition, net of cash acquired	(277,065)	—	—
Investments in real property interests and related intangible assets	(72,823)	(5,064)	(49,256)
Advances on note receivable	(2,500)	(17,500)	—
Payments received on note receivable	20,000	—	—
Purchases of property and equipment	(296)	(40)	(163)
Net cash used in investing activities	(332,684)	(22,604)	(49,419)

Cash flows from financing activities:
Borrowings under the Facility Agreement	160,475	—	18,600
Repayments of the Loan Agreement	(48,025)	(250)	(500)
Debt issuance costs	(3,692)	—	(610)
Repayments of finance lease and cell site leasehold interest liabilities	(9,003)	(3,149)	(10,485)
Net cash provided by (used in) financing activities	99,755	(3,399)	7,005

Net change in cash and cash equivalents and restricted cash	(263,721)	(29,455)	(49,631)

Effect of change in foreign currency exchange rates on cash and restricted cash	(980)	(232)	1,159

Cash and cash equivalents and restricted cash at beginning of period	588,628	78,046	101,414
Cash and cash equivalents and restricted cash at end of period	$323,927	$48,359	$52,942

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$15,039	$4,684	$19,117
Cash paid for income taxes	$2,222	$1,112	$895

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius Global Infrastructure”, “RADI” and/or the “Company”), formerly known as Landscape Acquisition Holdings Limited (“Landscape”) and Digital Landscape Group, Inc., is one of the largest international aggregators of rental streams underlying wireless sites through the acquisition of wireless telecom real property interests and contractual rights. The Company purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing ground lease or rooftop lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower or antennae, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

The Company was incorporated with limited liability under the laws of the British Virgin Islands under the BVI Business Companies Act, 2004, as amended, on November 1, 2017. The Company was originally formed to undertake an acquisition of a target company or business.

On February 10, 2020 (the “Closing Date”), the Company completed its acquisition by purchasing AP WIP Investments Holdings, LP (“AP Wireless”), a Delaware limited partnership and the direct parent of AP WIP Investments, LLC (“AP WIP Investments”), pursuant to a merger agreement entered into on November 19, 2019. The acquisition, together with the other transactions contemplated by the merger agreement are referred to herein as the “Transaction” and/or “APW Acquisition”. In connection with the closing of the Transaction, Landscape changed its name to Digital Landscape Group, Inc.

Upon completion of the Transaction, on the Closing Date, the Company acquired a 91.8%. interest in APW OpCo LLC (“APW OpCo”), the parent of AP Wireless and the indirect parent of AP WIP Investments, for consideration of approximately $860,000 less (i) debt as of September 30, 2019 of approximately $539,000, (ii) approximately $65,000 to redeem a minority investor in the AP Wireless business, and (iii) allocable transaction expenses of approximately $10,700 plus (iv) cash as of September 30, 2019 of approximately $66,500 (subject to certain limited adjustments). The Transaction was completed through a merger of a newly created subsidiary of RADI with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of RADI. Following the Transaction and as noted above, the Company owned 91.8% of APW OpCo. The remaining 8.2% interest in APW OpCo is owned by certain former partners of Associated Partners, L.P. (“Associated Partners”), the selling party in the Transaction. Such partners of Associated Partners were members of APW OpCo immediately prior to the Closing Date and elected to roll over their investment in AP Wireless in connection with the APW Acquisition (the “Continuing OpCo Members”). As a result, the AP Wireless business is 100% owned by RADI and the Continuing OpCo Members.

In connection with the APW Acquisition, the Company entered into a subscription agreement, dated as of November 20, 2019 and amended and supplemented as of February 7, 2020 (the “Centerbridge Subscription Agreement”), with Centerbridge Partners Real Estate Fund, L.P., Centerbridge Partners Real Estate Fund SBS, L.P. and Centerbridge Special Credit Partners III, L.P. (collectively, the “Centerbridge Entities”). Pursuant to the Centerbridge Subscription Agreement, the Centerbridge Entities subscribed for $100,000 of Ordinary Shares at a price of $10.00 per share (the “Centerbridge Subscription”) in connection with, and contingent upon the consummation of, the APW Acquisition. The cash proceeds from the Centerbridge Subscription are available for general corporate purposes, including the acquisition of real property interests and revenue streams critical for wireless communications.

On October 2, 2020, the Company effected a discontinuance under Section 184 of the BVI Business Companies Act, 2004, as amended, and a domestication under Section 388 of the General Corporation Law of the State of Delaware, pursuant to which the Company’s jurisdiction of incorporation was changed from the British Virgin Islands to the State of Delaware (the “Domestication”). Effective upon the Domestication, the Company was renamed “Radius Global Infrastructure, Inc.”

On October 2, 2020, in connection with the Domestication, the Company delisted its ordinary shares (the “Ordinary Shares”) and warrants (the “Warrants”) from trading on the London Stock Exchange (the “LSE”) and on October 5, 2020 began trading its shares of Class A common stock (the “Class A Common Shares” or “Class A Shares”) on the

Nasdaq Global Market under the symbol “RADI”. Accordingly, for disclosures of historical transactions and end of period balances involving the Company’s Class A Shares pertaining to periods prior to October 2, 2020 (the date of Domestication), references are made in the condensed consolidated financial statements and notes thereto to “Ordinary Shares”, the legal form of the Company’s shares prior to October 2, 2020. For prospective references in these disclosures, including with respect to the outcome of any exercise, conversion, vesting or acquisition of different classes or types of securities, references are made to “Class A Common Shares” or “Class A Shares”.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the “Company”, refers, for periods prior to the completion of the Transaction, to AP WIP Investments, and its subsidiaries and, for periods after the completion of the Transaction, to Radius Global Infrastructure and its subsidiaries, including AP WIP Investments and its subsidiaries.

As a result of the Transaction, for accounting purposes, the Company is the acquirer and AP WIP Investments is the acquiree and accounting Predecessor to RADI, as Landscape had no operations prior to the Transaction. Accordingly, the financial statement presentation includes the financial statements of AP WIP Investments as “Predecessor” for periods prior to the Closing Date and RADI as “Successor” for periods after the Closing Date, including the consolidation of AP WIP Investments and its subsidiaries. The Transaction was accounted for as a business combination under the scope of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”).

The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

For the Successor period from February 10, 2020 through September 30, 2020, Radius Global Infrastructure consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries. For the Predecessor periods, the consolidated financial statements include the accounts of AP WIP Investments and its subsidiaries, as well as a variable interest entity (“VIE”).

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash includes cash on hand and demand deposits. The Company maintains its deposits at high quality financial institutions and monitors the credit ratings of those institutions. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. While cash held by financial institutions may at times exceed federally insured limits, the Company believes that no material credit or market risk exposure exists due to the high quality of the institutions.  The Company has not experienced any losses on such accounts. Gains and losses on highly liquid investments classified as cash equivalents are reported in other income in the condensed consolidated statements of operations.

Restricted Cash

The Company is required to maintain cash collateral at certain financial institutions. Additionally, amounts that are required to be held in an escrow account, which, subject to certain conditions, are available to the Company under the loan agreements. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the condensed consolidated balance sheets. The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows is as follows:

	Successor	Predecessor
	September 30, 2020	February 9, 2020	December 31, 2019
Cash and cash equivalents	$169,135	$33,333	$62,892
Restricted cash	1,727	2,642	1,140
Restricted cash, long term	153,065	12,384	14,014
Total cash and cash equivalents and restricted cash	$323,927	$48,359	$78,046

Fair Value Measurements

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and rent received in advance approximate fair value due to their short‑term nature. As of September 30, 2020 (Successor) and December 31, 2019 (Predecessor), the carrying amounts of the Company’s debt and lease and other leasehold interest liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Trade Receivables, Net

Trade receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the tenants’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The allowance for doubtful accounts was $731 and $491 at September 30, 2020 (Successor) and December 31, 2019 (Predecessor), respectively.

Real Property Interests

The Company’s core business is to contract for the purchase of cell site leasehold interests either through an up-front payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets. Real property interests include costs recorded under cell site leasehold interest arrangements either as intangible assets or right-of-use assets, depending on whether or not the arrangement is determined to be a lease at the inception of the agreement. For acquisitions of real property interests that meet the definition of an asset acquisition, the cell site leasehold interests are recorded as intangible assets and are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of these real property interests, which is estimated as the lesser of the useful life of the underlying cell site asset or the term of the arrangement.

ASC Topic 842, Leases (“ASC 842”), requires the Company to recognize a right-of-use asset and a lease liability arising from a lease arrangement, which also must be classified as either a financing or an operating lease. This classification determines whether the lease expense associated with future lease payments is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

On January 1, 2019, the Predecessor adopted the guidance in ASC 842 using the modified retrospective method applied to lease arrangements that were in place on the transition date. Commencing with the adoption of ASC 842, the Company determines if an arrangement, including cell site leasehold interest arrangements, is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the asset for a specific period of time in exchange for consideration.

The Predecessor elected certain available practical expedients which permit the adopter to not reassess certain items upon adoption, including: (i) whether any existing contracts are or contain leases, (ii) the classification of existing leases, (iii) initial direct costs for existing leases and (iv) short-term leases, which permits an adopter to not apply the lease standard to leases with a remaining maturity of one year or less and applied the new lease accounting standard to all leases, including short-term leases. The Predecessor also elected the practical expedient related to easements, which permits carryforward accounting treatment for land easements (included in cell site leasehold interests in the consolidated balance sheets) on existing agreements.

Commencing with the adoption of ASC 842, the Company determines if an arrangement, including cell site leasehold interest arrangements, is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the asset for a specific period of time in exchange for consideration.

The Company’s lease liability is the present value of the remaining minimum lease payments to be made over the remaining lease term, including renewal options reasonably certain to be exercised. The Company also considers termination options and factors those into the determination of lease payments when appropriate. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the cell site’s estimated economic life. Leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheet. The finance lease right-of-use asset is amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement, which is estimated to be twenty-five years.

Operating Leases

Rights and obligations are primarily related to operating leases for office space. The Company records lease expense for operating leases on a straight-line basis over the lease term.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Maintenance and repairs are charged to expense when incurred. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation is recognized using the straight‑line method in amounts considered to be sufficient to allocate the cost of the assets to operations over their estimated useful lives. Depreciation expense was $97 and $248 for the three months ended September 30, 2020 and the period from February 10 to September 30, 2020 (Successor), respectively, $44 for the period from January 1 to February 9, 2020 (Predecessor), and $93 and $276 for the three and nine months ended September 30, 2019 (Predecessor), respectively.

Long-Lived Assets, Including Definite-Lived Intangible Assets

The Company’s primary long-lived assets include real property interests and intangible assets. Intangible assets recorded for in-place tenant leases are stated at cost less accumulated amortization and are amortized on a straight-line basis over the remaining cell site lease term with the in-place tenant, including ordinary renewals at the option of the tenant. The carrying amount of any long-lived asset group is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company reviewed the portfolio of cell site leasehold interests and intangible assets for impairment, in which the Company identified cell sites for which impairment charges were recorded in Impairment – decommission of cell sites in the condensed consolidated statements of operations.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 30th of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the period ended September 30, 2020 (Successor).

Revenue Recognition

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease, not including renewal terms, since the operating lease arrangements are cancellable by the tenant.

Rent received in advance is recorded when the Company receives advance rental payments from the in‑place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance. At September 30, 2020 (Successor) and December 31, 2019 (Predecessor), the Company’s rent received in advance was $17,008 and $13,856, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Where applicable, the Company records a valuation allowance to reduce any deferred tax assets that it determines will not be realizable in the future.

For periods after the consummation of the Transaction, the Company is subject to U.S. federal and state income taxes. Additionally, AP WIP Investments files income tax returns in the various state and foreign jurisdictions in which it operates. AP WIP Investments’ tax returns are subject to tax examinations by foreign tax authorities until the expiration of the respective statutes of limitation. AP WIP Investments currently has no tax years under examination.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits and penalties as a component of income tax expense in the accompanying consolidated statements of operations.

Share-based compensation

The Company expenses share-based compensation over the requisite service period of the awards (usually the vesting period) based on the grant date fair value of awards.  For share-based compensation awards with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved. An offsetting increase to stockholders’ equity is recognized equal to the amount of the compensation expense charge. The Company recognizes forfeitures as they occur as a reduction of share-based compensation expense in the condensed consolidated statement of operations.

Warrants

The Company has warrants that were issued with its Ordinary Shares and Series A Founder Preferred Shares that were determined to be equity classified in accordance with ASC Topic 815, Derivatives and Hedging. The Company also issued warrants with shares issued to non-founder directors for compensation that were determined to be equity classified in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). The fair value of the warrants was recorded as additional paid-in capital on the issuance date, and no further adjustments were made.

Basic and Diluted Earnings per Ordinary Share

Basic earnings (loss) per Ordinary Share excludes dilution and is computed by dividing net income (loss) attributable to ordinary shares by the weighted average number of Ordinary Shares outstanding during the period. The Company has determined that its Series A Founder Preferred Shares are participating securities as the Series A Founder Preferred Shares participate in undistributed earnings on an as-if-converted basis. Accordingly, the Company used the two-class method of computing earnings per share, for Ordinary Shares and Series A Founder Preferred Shares according to participation rights in undistributed earnings. Under this method, net income applicable to holders of ordinary shares is allocated on a pro rata basis to the holders of Ordinary Shares and Series A Founder Preferred Shares to the extent that each class may share income for the period; whereas undistributed net loss is allocated to Ordinary Shares because Series A Founder Preferred Shares are not contractually obligated to share the loss.

Diluted earnings per ordinary share reflects the potential dilution that would occur if securities were exercised or converted into Ordinary Shares. The Company’s dilutive securities include Series A Founder Preferred Shares, warrants, options, and restricted shares. To calculate the number of shares for diluted earnings per ordinary shares, the effect of the participating preferred shares is computed using the as-if-converted method, and effects of the warrants, options, LTIP Units (as defined in Note 13) and restricted shares are computed using the treasury stock method. For all periods presented with a net loss, the effects of any incremental potential ordinary shares have been excluded from the calculation of loss per Ordinary Share because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per share are the same for periods with a net loss attributable to ordinary shareholders of RADI.

Because the Company’s shares of Class B common stock (the “Class B Shares”) and shares of preferred stock, designated as Series B Founder Preferred Stock (the “Series B Founder Preferred Shares”) do not confer upon the holder a right to receive distributions, neither share class is included in the Company’s computation of basic or diluted earnings (loss) per Ordinary Share.

Segment Reporting

The Company operates in one reportable segment which focuses on leasing cell sites to companies that own and operate cellular communication towers and other infrastructure. The Company’s business offerings have similar economic and other characteristics, including the types of customers, distribution methods and regulatory environment. The chief operating decision maker of the Company reviews investment specific data to make resource allocation decisions and assesses performance by review of profit and loss information on a consolidated basis. The condensed consolidated financial statements reflect the financial results of the Company’s one reportable segment.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign currency assets and liabilities are translated into the functional currency using the exchange rate prevailing at the balance sheet date, while revenue and expenses are translated at the average exchange rates during the period. Foreign exchange gains and losses arising from translation are included in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued guidance that modifies how entities measure credit losses on most financial instruments. The new guidance replaces the current "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. Effective January 1, 2020, the Company adopted the new guidance and the Company noted that operating lease receivables are not within the scope of this guidance. As such, there was no cumulative-effect adjustment to the condensed consolidated balance sheet as of the effective date. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new ASU removes Step 2 of the goodwill impairment test and requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will then be the amount by which a reporting unit's carrying amount exceeds its fair value. The Company adopted the new standard on January 1, 2020, and the adoption did not have an impact on its condensed consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify and address implementation issues around the new standards related to credit losses, hedging and recognizing and measuring financial instruments. The Company adopted the new standard on January 1, 2020, and the adoption did not have an impact on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. The ASU clarifies disclosure guidance for fair value options, adds clarifications to the subsequent measurement of fair value, clarifies disclosure for depository and lending institutions, clarifies the line-of-credit or revolving-debt arrangements guidance, and the interaction of Financial Instruments - Credit Losses (Topic 326) with Leases (Topic 842) and Transfers and Servicing-Sales of Financial Assets (Subtopic 860-20). The Company adopted the new standard on January 1, 2020, and the adoption did not have an impact on its condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

3.	Business Combination

On February 10, 2020, the Company completed the APW Acquisition, acquiring AP Wireless in a business combination.  The acquisition was completed through a merger of a newly created RADI subsidiary with and into APW OpCo, with APW OpCo surviving the merger as a majority-owned subsidiary of RADI. Following completion of the Transaction on the Closing Date, RADI owned 91.8% of APW OpCo, and the Continuing OpCo Members owned the remaining 8.2%. The APW Acquisition was accounted for as a business combination using the acquisition method with RADI as the accounting acquirer in accordance with ASC 805. The interest in APW OpCo not owned by the Company was recognized as a noncontrolling interest in the condensed consolidated financial statements.

The aggregate acquisition consideration transferred in the APW Acquisition was $389,617, which consisted of cash consideration of $325,424 and equity consideration of $64,193. The cash component of the consideration was funded through the liquidation of cash equivalents owned by RADI. The equity component of the consideration represented the fair value of the limited liability company units in APW OpCo issued to the Continuing OpCo Members, and includes units designated as “Class B Common Units” pursuant to the APW OpCo LLC Agreement (the “Class B Common Units”), the units designated as “Series A Rollover Profits Units” pursuant to the APW OpCo LLC Agreement (the “Series A Rollover Profits Units”) and the units designated as “Series B Rollover Profits Units” pursuant to the APW OpCo LLC Agreement (the “Series B Rollover Profits Units”) (collectively, the “Consideration Units”). The Company determined that the components of the Consideration Units were not freestanding instruments and the economic characteristics of the embedded features of the Consideration Units were considered clearly and closely related to the equity-like host of the Consideration Units, as the value of the embedded features fluctuate with the price of the underlying equity in the Consideration Units. Accordingly, the Consideration Units represented and were then accounted for as a single, hybrid financial instrument, classified as permanent equity and presented as noncontrolling interests in the consolidated balance sheet of the Company. The estimated fair value of the Consideration Units was calculated using a Monte Carlo simulation model, which used the following weighted-average assumptions: 19.2% expected volatility, a risk-free interest rate of 1.5%, estimated term of 9.2 years and a fair value of the Ordinary Shares of $10.00.

The Company recorded a preliminary allocation of the acquisition consideration to the acquiree’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Cash and restricted cash	$48,359
Trade receivables	8,077
Prepaid expenses and other assets	31,775
Real property interests	900,147
Intangible assets	5,400
Accounts payable and other liabilities	(23,441)
Rent received in advance	(15,837)
Real property interest liabilities	(33,398)
Long-term debt	(570,759)
Deferred income tax liability	(49,870)
Net identifiable assets acquired	300,453
Goodwill	89,164
Total acquisition consideration	$389,617

The Company has preliminarily allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation is subject to change. The Company expects to finalize the allocation of the purchase price upon finalization of the valuation primarily for the real property interests and finance lease and cell site leasehold interest liabilities, as well as the finalization of noncontrolling interests and deferred income tax liabilities. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the acquisition date. The preliminary fair value of the real property interests, which consisted of right-of-use assets under finance leases and cell site leasehold interests, was estimated under an income approach based upon management’s projections of monthly cash flows for the beneficial rights to the respective real property interests. With consideration given to the specified term of each real property interest arrangement, which ranged from 23 to 99 years as of the Closing Date, the monthly cash flow streams were discounted to present value using an appropriate pre-tax discount rate for the geographic region of each arrangement, with the discount rate for each region determined based on a base pre-tax discount rate for the United States with a premium to account for additional risk associated with the respective region. Discount rates used in the determination of the fair value of real property interests ranged from 8.2% to 18.5%.

The identified intangible assets included the in-place tenant leases. The preliminary fair value of the in-place lease intangible assets was estimated under a replacement cost method. This approach measures the value of an asset by the cost to reconstruct or replace it with another of like utility. The in-place lease intangible asset represents the avoided cost of originating the acquired lease with the in-place tenant. Based on industry experience, the Company estimated one month as a reasonable amount of time to allot for origination of a tenant lease. Accordingly, the fair value of the in-place lease intangible asset approximated the cash flows associated with one-month’s net cash flows for each in-place tenant lease.

The preliminary purchase price allocation also reflected the recognition of deferred income taxes related to the fair value of assets acquired and liabilities assumed of the AP Wireless foreign subsidiaries over their respective historical tax bases as of the Closing Date.

The following unaudited pro forma combined financial information presents the Company’s results as though the Transaction had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$17,861	$14,002	$49,633	$40,939
Net loss	$(39,437)	$(8,447)	$(74,384)	$(40,993)

4.	Real Property Interests

Real property interests, net consisted of the following:

	Successor	Predecessor
	September 30, 2020	December 31, 2019
Right-of-use assets – finance leases (1)	$205,954	$81,733
Cell site leasehold interests (2)	786,050	468,969
	992,004	550,702
Less accumulated amortization:
Right-of-use assets – finance leases	(4,757)	(1,235)
Cell site leasehold interests	(25,669)	(122,307)
Real property interests, net	$961,578	$427,160

(1)	Effective with the adoption of ASC 842, cell site leasehold interests are recorded as finance leases.
(2)	Includes cell site leasehold interests acquired prior to the adoption of ASC 842 and fee simple interest arrangements.

The Company’s core business is to purchase cell site leasehold interests either through an up‑front payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets. The agreements that provide for the cell site leasehold interests typically are easement agreements, which have stated terms up to 99 years and provide the Company with certain beneficial rights, but not obligations, with respect to the underlying cell site leases. The beneficial rights acquired include, principally, the right to receive the rental income related to the cell site lease with the in‑place tenant, and in certain circumstances, additional rents. In most cases, the stated term of the cell site leasehold interest is longer than the remaining term of the cell site lease with the in‑place tenant, which provides the Company with the right and opportunity for renewals and extensions. Although the Company has the rights under the acquired cell site leasehold interests over the duration of the entire term, typically, the underlying tenant can terminate their lease acquired by the Company within a short time frame (30‑ to 180‑day notice) without penalty. Under certain circumstances, the Company acquires the fee simple interest ownership, rather than acquiring a leasehold interest. In the instance in which a fee simple interest in the land is acquired, the Company is also assigned the existing cell site lease with the in-place tenant.

Right-Of-Use Assets – Finance Leases and Related Liabilities

Commencing with the adoption of ASC 842 on January 1, 2019, the Company determines if a cell site leasehold interest arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the cell site or ground space underneath a communications site for a period of time in exchange for consideration. In cases in which the Company acquires a leasehold interest, the Company is both a lessor and a lessee. The Company recorded finance lease expense and interest expense associated with the lease liability in the condensed consolidated statements of operations as follows:

	Successor		Predecessor
	Three Months Ended September 30, 2020	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020	Nine months ended September 30, 2019	Three months ended September 30, 2019
Finance lease expense	$1,970	$4,394	$425	$556	$388
Interest expense – lease liability	$152	$430	$95	$257	$174

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average remaining lease term for finance leases was 38.4 years and 36.7 years and the weighted-average incremental borrowing rate was 2.8% and 7.9% as of September 30, 2020 (Successor) and December 31, 2019 (Predecessor), respectively. As of September 30, 2020 (Successor) and December 31, 2019 (Predecessor), the weighted average remaining contractual payment term for finance leases was 3.2 years and 2.9 years, respectively.

Supplemental cash flow information for the respective periods was as follows:

	Successor	Predecessor
	Period from February 10 to September 30, 2020	Period from January 1 to February 9, 2020	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$99	$37	$10
Financing cash flows from finance leases	$4,358	$845	$603
Finance lease liabilities arising from obtaining right-of-use assets	$16,077	$1,346	$11,308

Cell Site Leasehold Interests and Related Liabilities

For real property interests that are not accounted for under ASC 842, the Company applies the acquisition method of accounting, recording an intangible asset in cell site leasehold interests, net in the condensed consolidated balance sheet. The recorded amount of the cell site leasehold interest represents the allocation of purchase price to the contractual cash flows acquired from the in-place tenant, as well as the right and opportunity for renewals.

Under certain circumstances, the contractual payments for the acquired cell site leasehold interests are made to property owners on a noninterest-bearing basis over a specified period of time, generally ranging from one to eight years. The Company is contractually obligated to fulfill such payments. Included in cell site leasehold interest liabilities in the condensed consolidated balance sheets, the liabilities associated with cell site leasehold interests were initially measured at the present value of the unpaid payments.

For cell site leasehold interests accounted for under the acquisition method of accounting, amortization expense was $9,310 and $25,066 for the three months ended September 30, 2020 and the period from February 10 to September 30, 2020 (Successor), respectively, $2,031 for the period from January 1 to February 9, 2020 (Predecessor), and $4,422 and $13,033 for the three and nine months ended September 30, 2019 (Predecessor), respectively. As of September 30, 2020 (Successor), amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2020	$9,961
2021	39,844
2022	39,820
2023	39,816
2024	39,816
2025	39,797
Thereafter	551,327
$760,381

Maturities of finance lease liabilities and cell site leasehold interest liabilities as of September 30, 2020 (Successor) were as follows:

	Finance Lease	Cell Site Leasehold Interest
Remainder of 2020	$2,041	$2,143
2021	8,143	4,641
2022	6,442	2,588
2023	6,448	6,143
2024	3,873	390
2025	2,442	144
Thereafter	2,763	338
Total lease payments	32,152	16,387
Less amounts representing future interest	(1,978)	(597)
Total liability	30,174	15,790
Less current portion	(8,032)	(5,521)
Non-current liability	$22,142	$10,269

5.	Tenant Lease Rental Payments

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements. Generally, the Company’s leases with the in‑place tenants provide for annual escalations and multiple renewal periods at the in‑place tenant’s option. As of September 30, 2020 (Successor), the future minimum amounts due from tenants under leases, including cancellable leases in which the tenant is economically compelled to extend the lease term, were as follows:

Remainder of 2020	$16,075
2021	60,962
2022	48,091
2023	34,076
2024	21,882
2025	6,784
$187,870

6.	Goodwill and Intangible Assets

Goodwill and intangible assets at September 30, 2020 (Successor) were based on the preliminary purchase price allocation pursuant to the Transaction, which is based on a preliminary valuation performed to determine the fair value of the acquired assets as of the acquisition date. The amount allocated to goodwill and other intangible assets are subject to adjustment upon finalization of the purchase price allocation, which could have a material impact on the carrying amount of goodwill and other intangible assets.

The changes in the carrying amount of goodwill for the period from February 10, 2020 to September 30, 2020 (Successor), is summarized as follows:

Balance as of February 10, 2020	$—
Addition – APW Acquisition	89,164
Goodwill as of September 30, 2020 (Successor)	$89,164

Intangible assets subject to amortization consisted of the following:

	Successor	Predecessor
	September 30, 2020	December 31, 2019
In-place lease intangible asset
Gross carrying amount	$5,967	$5,073
Less accumulated amortization:	(833)	(2,225)
Intangible assets, net	$5,134	$2,848

Amortization expense was $292 and $767 for the three months ended September 30, 2020 and the period from February 10 to September 30, 2020 (Successor), respectively, $77 for the period from January 1 to February 9, 2020 (Predecessor), and $130 and $361 for the three and nine months ended September 30, 2019 (Predecessor), respectively.

As of September 30, 2020 (Successor), the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2020	$283
2021	916
2022	687
2023	564
2024	469
2025	379
Thereafter	1,836
$5,134

7.	Other Long-Term Assets

The Company often closes and funds its cell site lease prepayment transactions through a third‑party intermediary. These intermediaries are generally the Company’s retained legal counsel in each jurisdiction. Funds for these transactions are typically deposited with the intermediary who releases the funds once all closing conditions are satisfied. In other circumstances, the Company deposits monies with the owners of the cell sites in advance of consummating a lease prepayment transaction, at which time all conditions are satisfied and remaining payments are made. Amounts held by others as deposits at September 30, 2020 (Successor) and December 31, 2019 (Predecessor) totaled $1,029 and $2,311, respectively, and were recorded as other long‑term assets in the Company’s condensed consolidated balance sheets.

Right-Of-Use Assets – Operating Leases

The Company is a lessee under noncancelable lease agreements, primarily for office space, over periods ranging from one to ten years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties and equipment. Included in accounts payable and accrued expenses and other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2020 (Successor) and December 31, 2019

(Predecessor), the liabilities associated with these operating leases were initially measured at the present value of the unpaid payments and a corresponding right-of-use asset was recorded in the same amount, plus any indirect costs incurred and less any lease incentives received. Amounts included in other long-term assets in the condensed consolidated balance sheets representing operating lease right-of-use assets as of September 30, 2020 (Successor) and December 31, 2019 (Predecessor) totaled $4,232 and $2,097, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $911 for the period from February 10 to September 30, 2020 (Successor), $136 for the period from January 1 to February 9, 2020 (Predecessor), and $704 for the nine months ended September 30, 2019 (Predecessor).

Included in selling, general and administrative expenses in the condensed consolidated statements of operations were operating lease expenses associated with right-of-use assets under operating leases of $431 and $1,074 for the three months ended September 30, 2020 and the period from February 10 to September 30, 2020 (Successor), respectively, $107 for the period from January 1 to February 9, 2020 (Predecessor), and $251 and $866 for the three and nine months ended September 30, 2019 (Predecessor), respectively.

Maturities of operating lease liabilities as of September 30, 2020 (Successor) were as follows:

Operating Leases
Remainder of 2020	$438
2021	1,406
2022	918
2023	717
2024	698
2025	546
Thereafter	67
Total lease payments	4,790
Less amounts representing future interest	482
Total liability	4,308
Less current portion	(1,269)
Non-current liability	$3,039

The weighted-average remaining lease term for operating leases was 4.2 and 3.0 years and the weighted-average incremental borrowing rate was 5.5% and 7.1% as of September 30, 2020 (Successor) and December 31, 2019 (Predecessor), respectively.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	Successor	Predecessor
	September 30, 2020	December 31, 2019
Interest payable	$4,220	$3,807
Accrued liabilities	3,476	3,279
Taxes payable	8,282	6,319
Payroll and related withholdings	5,220	4,510
Accounts payable	1,836	1,658
Professional fees accrued	5,067	1,580
Current portion of operating lease liabilities	1,269	824
Other	912	809
Total accounts payable and accrued expenses	$30,282	$22,786

9.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	Successor	Predecessor
	September 30, 2020	December 31, 2019
DWIP Agreement	$102,600	$102,600
Facility Agreement	521,537	359,764
DWIP II Loan	—	49,250
Subscription Agreement	81,130	76,567
Less: unamortized debt discount and financing fees	(9,959)	(15,250)
Debt, carrying amount	$695,308	$572,931

DWIP Loan Agreement

In 2014, a subsidiary of the Company, AP WIP Holdings, LLC (“DWIP”), borrowed $115 million under a loan agreement (“DWIP Agreement”), pursuant to which DWIP is the sole borrower and the lending syndicate is a collection of lenders managed by a related party to the administrative agent. AP Service Company, LLC (the “Servicer”), a wholly owned subsidiary of the Company, is the Servicer under the DWIP Agreement. An unrelated party to DWIP was named as backup servicer in the event of a default of the Servicer as defined in the DWIP Agreement. The DWIP Agreement requires an annual rating be performed by a rating agency. In 2016, DWIP repaid $12,400 of the loan balance.

On October 16, 2018, DWIP signed an amendment that extended the maturity from August 10, 2019, to October 16, 2023, at which time all outstanding principal balances shall be repaid. The amendment allows that principal balances may be prepaid in whole on any date, provided that a prepayment premium equal to 3.0% of the prepayment loan amount shall apply if the payment occurs on or prior to 24 months after October 16, 2018, to 2.0% of the prepayment loan amount shall apply if the payment occurs on or prior to 36 months after October 16, 2018 but after 24 months after October 16, 2018, 1.0% of the prepayment loan amount shall apply if the payment occurs on or prior to 60 months after October 16, 2018 but after 36 months after October 16, 2018, and 0% of the prepayment loan amount shall apply if the payment occurs after 60 months after October 16, 2018. Additionally, the amendment also adjusted the interest rate from 4.50% to 4.25%.

Interest and fees due under the DWIP Agreement are payable monthly through the application of funds secured in a bank account controlled by the collateral agent (the collection account). The collateral agent sweeps customer collections from DWIP’s lockbox account each month. After receipt of a monthly report prepared by the Servicer detailing loan activity, borrowing compliance, customer collections, and general reserve account required balances, the collateral agent disburses funds monthly for interest, fees, deposits to the reserve account (if required), mandatory prepayments (if required), and remaining amounts from the prior months collections to DWIP.

As of September 30, 2020 (Successor) and December 31, 2019 (Predecessor), $100,000 has been advanced to DWIP under the DWIP Agreement and DWIP’s escrow account balance and the related liability associated with this balance was $2,600 as of September 30, 2020 (Successor) and December 31, 2019 (Predecessor). The escrow and collection account balances are included in the carrying amount of restricted cash in the condensed consolidated balance sheets.

DWIP is subject to restrictive covenants relating to, among others, future indebtedness and transfer of control of DWIP, and DWIP must also meet a financial ratio relating to interest coverage (as defined in the DWIP Agreement). For the periods presented, DWIP was in compliance with all covenants associated with the DWIP Agreement.

Facility Agreement (up to £1,000,000)

In October 2017, a subsidiary of the Company, AP WIP International Holdings, LLC (“IWIP”), entered into a facility agreement (the “Facility Agreement”) for up to £1,000,000 with AP WIP Investments, LLC, as guarantor, Telecom Credit Infrastructure Designated Activity Company ("TCI DAC"), as original lender, Goldman Sachs Lending Partners LLC, as agent, and GLAS Trust Corporation Limited, as security agent.

TCI DAC is an Irish Section 110 Designated Activity Company. The Facility Agreement is an uncommitted, £1,000,000 note issuance program with an initial 10-year term and was created as a special purpose vehicle with the objective of issuing notes from time to time. The notes may be issued in U.S. Dollars, Pound Sterling, Euros, Australian Dollar, and Canadian Dollar. No rating of the loans is required.

Under the terms of the Facility Agreement, IWIP is the sole borrower and the finance parties include a lender, an agent and certain other financial institutions. AP WIP Investments, which controls IWIP, is a guarantor of the loan and the loan is secured by the direct equity interests in IWIP. The loan is also secured by a debt service reserve account and escrow cash account of IWIP, which are included in restricted cash in the condensed consolidated balance sheets, as well as direct equity interests and bank accounts of certain of IWIP’s asset owning subsidiaries. The Servicer, a subsidiary of the Company, is the Servicer under the Facility Agreement. The loan is senior in right of payment to all other debt of IWIP.

The Facility Agreement provides for funding up to £1 billion (uncommitted) consisting of tranches in Euros (“Series 1-A Tranche”) and tranches in Pound Sterling (“Series 1-B Tranche”), with additional tranches available in Canadian, Australian and U.S. dollars. In October 2017, $266,200 of the amount available under the Facility Agreement was funded, comprising individual loans of €115,000 and £100,000. At closing of the Facility Agreement, $5,000 was funded to and is required to be held in an escrow account.

During November 2018, an additional $98,400 of the amount available under the Facility Agreement was funded, consisting of loans of €40,000 (“Series 2-A Tranche”) and £40,000 (“Series 2-B Tranche”).

The Series 1-A Tranche and Series 1-B Tranche accrue interest at an annual rate of 4.10% and 4.61%, respectively. The Series 2-A Tranche and Series 2-B Tranche accrue interest at an annual rate of 3.44% and 4.29%, respectively. Each tranche may include sub-tranches which may have a different interest rate than the other loans under the initial tranche. All tranches will have otherwise identical terms. For any floating interest rate portion of any tranche (or sub tranche), the interest rate is as reported and delivered to IWIP five days prior to a quarter end date. Coupons do not reflect certain related administration or servicing costs from third parties.

The Series 1-A Tranche, Series 1-B Tranche, the Series 2-A Tranche and the Series 2-B Tranche loans mature on October 30, 2027, at which time all outstanding principal balances shall be repaid. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

On August 27, 2020, additional borrowings under the Facility Agreement were made, consisting of €75,000 (“Series 3-A Tranche”) and £55,000 (“Series 3-B Tranche”) and resulting in an increase in the outstanding debt thereunder of $160,475. In connection with these borrowings, the Facility Agreement was amended, among other things, to extend the termination date of the Facility Agreement from October 30, 2027 to such latest date of any outstanding loan under the Facility Agreement. As a result, the maturity dates for the Series 3-A Tranche and the Series 3-B Tranche were set at August 26, 2030. The amendment to the definition of termination date in the Facility Agreement does not impact the maturity dates of the Series 1-A Tranche, Series 1-B Tranche, the Series 2-A Tranche or the Series 2-B Tranche. The Series 3-A Tranche and Series 3-B Tranche accrue interest at an annual rate of 2.97% and 3.74%, respectively.

IWIP is subject to certain financial condition and testing covenants (such as interest coverage, leverage and equity requirements and limits) as well as restrictive covenants relating to, among others, future indebtedness and liens and other material activities of IWIP and its subsidiaries. For the periods presented, IWIP was in compliance with all covenants associated with the Facility Agreement.

DWIP II Loan Agreement

In 2015, AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, entered into a Secured Loan and Security Agreement (the “Mezzanine Loan Agreement”), which was later amended and restated (the “A&R Mezzanine Loan Agreement”). In April, 2020, APW OpCo acquired all of the rights to the loans and obligations under the A&R Mezzanine Loan Agreement from the lenders thereunder for $47,775, thereby settling this obligation. As of the settlement date, the carrying amount of the outstanding debt was $49,039. Accordingly, a gain on the extinguishment of the obligation under the A&R Mezzanine Loan Agreement of $1,264 was recognized in the condensed consolidated statement of operations.

Under the A&R Mezzanine Loan Agreement, the loan (the “DWIP II Loan”) accrued interest at a fixed rate equal to 6.50% and its maturity date was the earlier of (a) June 30, 2020 and (b) the maturity date of the loans under the DWIP Agreement. Under the A&R Mezzanine Loan Agreement, beginning with the first payment date after September 30, 2019, DWIP II paid $250 per calendar quarter in principal.

Subscription Agreement (up to £250,000)

On November 6, 2019, AP WIP Investments Borrower, LLC, a subsidiary of AP WIP Investments (“AP WIP Investments Borrower”) and a Delaware limited liability company, which was created on September 25, 2019, entered into a subscription agreement to borrow funds for working capital and other corporate purposes. Under the terms of the Subscription Agreement, AP WIP Investments Borrower is the sole borrower and AP WIP Investments is the guarantor of the loan and the loan is secured by AP Wireless’ direct equity interests in AP WIP Investments. The loan is senior in right of payment to all other debt of AP WIP Investments Borrower. There is no cross default or cross acceleration to senior secured debt other than if there is an acceleration under the senior debt in relation to certain events as per documentation such as the breach by the guarantor in certain cases. The Subscription Agreement provides for funding up to £250,000 in the form of nine-year term loans consisting of three tranches available in Euros, Pound Sterling and U.S. dollars. On November 8, 2019, $75,480 of the amount available under the Subscription Agreement was funded. This amount was comprised of €68,000 in the form of Class A Tranche. At closing of the Subscription Agreement, $3,000 was funded to and is required to be held in a debt service reserve account.

The initial Euro Class A Tranche balance outstanding under the Facility Agreement accrues interest at a fixed annual rate equal to 4.25%, which is payable quarterly on the 20th day following the end of each calendar quarter. The loans mature on November 6, 2028, at which time all outstanding principal balances shall be repaid. The loans also carry a 2.00% payment-in-kind interest (PIK), payable on repayment of principal. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee. Each tranche may include sub-tranches, which may have a different interest rate than other promissory certificates under its related tranche.

AP WIP Investments Borrower is subject to certain financial condition and testing covenants (such as interest coverage and leverage limits) as well as restrictive and operating covenants relating to, among others, future indebtedness and liens and other material activities of AP WIP Investments Borrower and its affiliates. AP WIP Investments Borrower was in compliance with all covenants associated with the Subscription Agreement for the period that borrowings were outstanding during the three months ended September 30, 2020.

Debt Discount and Financing Costs

In connection with the amendments made to the Facility Agreement on August 27, 2020 and the additional borrowings made thereunder, deferred financing fees were incurred, totaling $3,692. Amortization of debt discount and deferred financing costs, included in interest expense, net on the condensed consolidated statements of operations, was $52 and $80 for the three months ended September 30, 2020 and the period from February 10 to September 30, 2020 (Successor), respectively, $281 for the period from January 1 to February 9, 2020 (Predecessor), and $862 and $1,985 for the three and nine months ended September 30, 2019 (Predecessor), respectively.

10.	Income Taxes

Income tax expense was $3,455 and $4,884 for the three months ended September 30, 2020 and the period from February 10 to September 30, 2020 (Successor), respectively, $767 for the period from January 1 to February 9, 2020 (Predecessor), and $1,284 and $2,233 for the three and nine months ended September 30, 2019 (Predecessor), respectively. For the period February 10 through September 30, 2020 (Successor), the effective tax rate was (3.4)%, compared with 11.0% for the period January 1 through February 9, 2020 (Predecessor), and (18.9)% for the nine months ended September 30, 2019 (Predecessor). The negative effective tax rate in each respective period is primarily due to a limitation on the recognition of tax benefits due to the full valuation allowance.

11.	Variable Interest Entity

Prior to October 16, 2019, AP WIP Investments determined that it had one VIE, AP Wireless Infrastructure Partners, LLC (“AP Infrastructure”), for which AP WIP Investments was the primary beneficiary. AP Infrastructure is headquartered in San Diego, California and was formed in 2010 in order to provide employees and other administrative services. All of AP Infrastructure’s revenue since inception has been attributed to services performed for AP WIP Investments.

On October 16, 2019, Associated Partners, contributed 100% of the limited liability company interests in the Servicer, the parent of AP Wireless Infrastructure, to AP Wireless. The contribution agreement led management to reconsider the Servicer’s VIE status. Management determined AP WIP Investments to be the primary beneficiary of the Servicer because AP WIP Investments determined that, through AP Wireless, it had the power to direct all of the activities of the Servicer.

As AP WIP Investments was the primary beneficiary of the VIE, AP WIP Investments recorded $6,856 of assets and $1,865 in liabilities in the condensed consolidated balance sheet at December 31, 2019 (Predecessor). The assets recognized primarily consisted of cash of $5,891 and fixed assets, net of $457 at December 31, 2019 (Predecessor). As of December 31, 2019 (Predecessor), the liabilities recognized consisted primarily of bonuses payable of $925. All intercompany revenue, payables, and receivables between AP WIP Investments and the Servicer were eliminated upon consolidation.

In conjunction with the acquisition of APW OpCo, the Company (Successor) does not have a variable interest in the entities noted above. The assets, liabilities, income and expense of the entities noted above are included the Company’s condensed consolidated financial statements (Successor) for the periods subsequent to the Transaction.

12.	Shareholders’ Equity

Founder Preferred Shares

The “Founder Preferred Shares” consist of Series A Founder Preferred Shares and Series B Founder Preferred Shares.

Series A Founder Preferred Shares

In connection with Landscape raising approximately $500,000 before expenses through its initial placement of Ordinary Shares and Warrants in November 2017, the Company issued a total of 1,600,000 Series A Founder Preferred Shares, no par value to certain founders of Landscape. Each holder of Series A Founder Preferred Shares is entitled to a number of votes equal to the number of Class A Shares into which each Series A Founder Preferred Share could then be converted, on all matters on which stock holders are generally entitled to vote. There is no restriction on the repurchase or redemption by the Company of the Series A Founder Preferred Shares.

In addition to providing long-term capital, the Series A Founder Preferred Shares were issued to have the effect of incentivizing the holders to achieve the Company’s objectives. As described below, they are structured to provide a return based on the future appreciation of the market value of the Class A Shares.

Upon the closing of the Transaction and if the average price per Class A Share for any ten consecutive trading days is at least $11.50, a holder of Series A Founder Preferred Shares will be entitled to receive, when, as and if declared by the Company’s Board of Directors (the “Board”), and payable in preference and priority to the declaration or payment of any dividends on the Class A Shares or any other junior stock, a cumulative annual dividend. Such dividend will be payable in Class A Shares or cash, in the sole discretion of the Board. In the first year in which such dividend becomes payable, such dividend will be equal in value to (i) 20% of the increase in the market value of one Class A Share, being the difference between $10.00 and the average price, multiplied by (ii) such number of outstanding Class A Shares immediately following the Transaction and giving effect to exercises of then outstanding warrants to purchase Class A Shares (“Preferred Share Dividend Equivalent”). Thereafter, the dividend will become payable only if the average price during any subsequent year is greater than the highest average price in any preceding year in which a dividend was paid in respect of the Series A Founder Preferred Shares. Such dividend will be equal in value to 20% of the increase in the average price over the highest average price in any preceding year multiplied by the Preferred Share Dividend Equivalent. In addition, the Series A Founder Preferred Shares will also participate in any dividends on the Class A Shares on an as-converted to Class A Shares basis. In addition, commencing on and after the closing of the Transaction, where the Company pays a dividend on its Class A Shares, the Series A Founder Preferred Shares will also receive an amount equal to 20% of the dividend which would be distributable on such number of Class A Shares equal to the

Preferred Share Dividend Equivalent. All such dividends on the Series A Founder Preferred Shares will be paid contemporaneously with the dividends on the Class A Shares.

On the last day of the seventh full financial year of the Company after the closing of the Transaction, the Series A Founder Preferred Shares will automatically convert into Class A Shares on a one-for-one basis. Prior to the automatic conversion, a holder of Series A Founder Preferred Shares may require some or all of such holder’s Series A Founder Preferred Shares to be converted into an equal number of Class A Shares, as adjusted. Also, in connection with the Transaction, the holders of Series A Founder Preferred entered into a shareholder agreement (as defined below), pursuant to which they agreed, among other things, not to make or solicit any transfer of their Series A Founder Preferred Shares prior to December 31, 2027, subject to certain exceptions.

In accordance with ASC 718, the annual dividend amount, based on the market price of the Ordinary Shares, resulted in the dividend feature to be deemed compensatory to the Landscape founders receiving the shares and classified as a market condition award settled in shares. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the Founder Preferred Shares was then recognized upon the consummation of the Transaction.  The fair value of the Series A Founder Preferred Shares, $85.5 million, was measured as of its issuance date using a Monte Carlo method which took into consideration different stock price paths. Of the $85.5 million fair value of the Series A Founder Preferred Shares, approximately $69.5 million was attributed to the fair value of the annual dividend amount, which represented the excess of the fair value of the Series A Founder Preferred Shares over the price paid by the founders for these shares and was recorded as share-based compensation expense in the accompanying condensed consolidated statement of operations in the Successor period.

The following assumptions were used when calculating the issuance date fair value:

Number of securities issued	1,600,000
Ordinary Share price upon initial public offering	$10.00
Founder Preferred Share price	$10.00
Probability of winding-up	16.7%
Probability of an acquisition	83.3%
Time to an acquisition	1.5 years
Volatility (post-acquisition)	38.68%
Risk free interest rate	2.26%

Series B Founder Preferred Shares

In connection with the Transaction, the Company issued a total of 1,386,033 Series B Founder Preferred Shares to certain executive officers and were issued in tandem with LTIP Units (see Note 13). Each holder of Series B Founder Preferred Shares is entitled to a number of votes equal to the number of Class A and Class B Shares, respectively, into which each Series B Founder Preferred Share could then be converted, on all matters on which stockholders are generally entitled to vote.

The Series B Founder Preferred Shares do not confer upon the holder thereof any right to dividends or distributions at any time, including upon the Company’s liquidation.

On the last day of the seventh full financial year of the Company after the Closing Date, i.e., December 31, 2027 (or if any such date is not a trading day, the first trading day immediately following such date), the Series B Founder Preferred Shares will automatically convert into Class B Shares on a one-for-one basis, as adjusted. A holder of Series B Founder Preferred Shares may require some or all of his Series B Founder Preferred Shares to be converted into an equal number of Class B Shares, as adjusted.

Founder Preferred Shares – Voting

For so long as TOMS Acquisition II LLC and Imperial Landscape Sponsor LLC and William Berkman, their affiliates and their permitted transferees under a shareholder agreement entered into in connection with the Transaction (the “Shareholder Agreement”) in aggregate hold 20% or more of the issued and outstanding Series A Founder Preferred Shares and Series B Founder Preferred Shares, the holders of a majority in voting power of the outstanding Founder Preferred Shares, voting or consenting together as a single class, will be entitled, at any meeting of the holders of the outstanding Founder Preferred Shares held for the election of directors or by consent in lieu of a meeting of the holders of the outstanding Founder Preferred Shares, to:

•	elect four members of the Board of Directors (the “Founder Directors”);
•	remove from office, with or without cause, any Founder Director; and
•	fill any vacancy caused by the death, resignation, disqualification, removal or other cause of any Founder Director.

Pursuant to the Shareholder Agreement, two of the Founder Directors will be appointed by holders of the Series A Founder Preferred Shares and two of the Founder Directors will be appointed by holders of the Series B Founder Preferred Shares.

Ordinary Shares

As of September 30, 2020, the Company had outstanding 58,425,000 Ordinary Shares, no par value comprised of (i) 48,425,000 Ordinary Shares issued in connection with Landscape’s initial placement of Ordinary Shares and Warrants and (ii) 10,000,000 Ordinary Shares issued pursuant to the Centerbridge Subscription Agreement. In connection with the Domestication, the Ordinary Shares were canceled and holders received Class A Shares. Each holder is entitled to one vote per share on all matters before the holders of Class A Shares. Holders of Class A Shares are entitled to ratably receive dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board from time to time out of assets or funds of the Company legally available. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of Class A Shares will be entitled to receive the assets and funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of preferred shares.

Class B Shares

As of September 30, 2020, the Company had outstanding 11,414,030 Class B Shares, all of which were issued to (i) the Continuing OpCo Members on the Closing Date pursuant to the Transaction and (ii) certain officers of the Company pursuant to the Company’s Long-Term Incentive Plan. Each holder is entitled to one vote per share together as a single class with Class A Shares. Class B Shares will be deemed to be non-economic interests. The holders of Class B Shares will not be entitled to receive any dividends (including cash, stock or property) in respect of their Class B Shares. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of Class B Shares will not be entitled to receive any assets or funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of Founder Preferred Shares (or other series or class of preferred shares of the Company that may be outstanding at such time). Class B Shares are not convertible or exchangeable for any other class of series of shares of the Company.

Warrants

In connection with Landscape’s initial placement of Ordinary Shares, the Company issued 50,025,000 warrants to the purchasers of both Ordinary Shares and Founder Preferred Shares (including the 25,000 warrants that were issued to non-founder directors of Landscape for their fees). Each warrant has a term of 3 years following the Transaction and now entitles a holder of a Warrant to purchase one-third of a Class A Share upon exercise. Warrants are exercisable in multiples of three for one Class A share at a price of $11.50 per whole Class A Share. The Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price of an Class A Share exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Warrant). The Company considers the mandatory redemption provision of the Warrant to be a cancellation of the instrument given the nominal value to be paid out upon redemption.

Noncontrolling Interest

Noncontrolling interests consist of limited liability company units of APW OpCo not owned by RADI and includes the following units issued by APW OpCo and further described below: Class B Common Units, Series A Rollover Profits Units and Series B Rollover Profits Units. As of September 30, 2020, the portion of APW OpCo not owned by RADI was 8.2%, representing the noncontrolling interest.

Class B Common Units

As of September 30, 2020, 5,389,030 Class B Common Units were outstanding. The Class B Common Units are held in tandem with Class B Shares. Beginning 180 days after the Closing Date, a member of APW OpCo may redeem the Class B Common Units for cash or Class A Shares, at the option of the Company, subject to certain terms and conditions, including the surrender (for no consideration) by the redeeming holder of the Class B Shares held in tandem with the Class B Common Units being redeemed.

Series A Rollover Profits Units

As of September 30, 2020, 5,389,030 Series A Rollover Profits Units were outstanding. The Series A Rollover Profits Units serve to provide anti-dilution protection to Class B Common Units from dividends issued to holders of Series A Founder Preferred Shares. Concurrently with any dividend to holders of Series A Founder Preferred Share, APW OpCo is required to distribute to holders of Series A Rollover Profits Units corresponding distributions, which shall be made in either cash or Class B Common Units to the same extent as the distribution was made to the holders of the Series A Founder Preferred Shares. The Series A Rollover Profits Units are forfeited, subject to certain exceptions and limitations, upon the earlier of (i) the date of the conversion of all of the Series A Founder Preferred Shares into Class A Shares, and (ii) the date on which there are no Series A Founder Preferred Shares outstanding.

Series B Rollover Profits Units

As of September 30, 2020, 625,000 Series B Rollover Profits Units were outstanding. Series B Rollover Profits Units become equitized when such holders’ capital accounts maintained for federal income tax purposes exceed a predetermined threshold. Once equitized, a Series B Rollover Profits Unit is treated for all purposes as one Class B Common Unit.

13.	Share-Based Compensation

The Company’s 2020 Equity Incentive Plan (the “Equity Plan”) is administered by the Compensation Committee of the Board (“the Compensation Committee”). Awards granted under the Equity Plan as noted herein are subject to ASC 718. Under the Equity Plan, the Compensation Committee is authorized to grant stock options, stock appreciation rights, restricted stock, stock units, other equity-based awards and cash incentive awards. Awards may be subject to a combination of time and performance-based vesting conditions, as may be determined by the Compensation Committee. Except for certain limited situations, all awards granted under the Equity Plan are subject to a minimum vesting period of one year.

Subject to adjustment, the maximum number of shares of company stock (either Class A Shares, Class B Shares, or Series B Founder Preferred Shares) that may be issued or paid under or with respect to all awards granted under the Equity Plan is 13,500,000, in the aggregate. Generally, awards will deliver Class A Shares, Class B Shares or Series B Founder Preferred Shares. Each Class B Share available under the Equity Plan may only be granted in tandem with units designated as “Series A LTIP Units” pursuant to the APW OpCo LLC Agreement or upon conversion of the Series B Founder Preferred Shares, and each Series B Founder Preferred Share available under the Equity Plan may only be granted in tandem with units designated as “Series B LTIP Units” pursuant to the APW OpCo LLC Agreement. As of September 30, 2020, there were approximately 3,829,388 share-based awards collectively available for grant under the Equity Plan.

The Equity Plan will remain in effect for ten years following February 10, 2020, unless terminated earlier by the Board, and is subject to amendments as the Compensation Committee considers appropriate, subject to the consent of participants if such changes adversely affect the participant’s outstanding rights. Shareholder approval is required to increase the permitted dilution limits and change eligibility requirements.

Long-Term Incentive Plan

The Company granted each executive officer of the Company an initial award (each, an “Initial Award”) of Series A LTIP Units and Series B LTIP Units (the “LTIP Units”) and, in tandem with LTIP Units an equal number of Class B Common Shares and/or Series B Founder Preferred Shares (collectively, the “Tandem Shares’), subject to the terms and conditions of the Equity Plan.

The Initial Awards consisted of (i) 3,376,076 time-vesting Series A LTIP Units that either vest over a three-year or five-year service period following the grant date, (ii) 2,023,924 performance-based Series A LTIP Units that are subject to both time and performance vesting conditions, the latter condition based on the attainment of certain ordinary share price hurdles over seven years, and (iii) 1,386,033 Series B LTIP Units that contain only a performance-based vesting condition based on the attainment of certain ordinary share price hurdles over nine years. The Tandem Shares are subject to the same vesting and forfeiture condition as the related LTIP Units.

A summary of the Company’s LTIP Units as of September 30, 2020, and changes during the period ended February 10, 2020 to September 30, 2020 (Successor) is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 10, 2020	—	$—
Series A LTIP Units:
Granted	5,400,000	8.32
Series B LTIP Units:
Granted	1,386,033	6.17
Nonvested at September 30, 2020	6,786,033	$7.88

The fair value of each LTIP Unit was measured as of its grant date using a Monte Carlo method which took into consideration different stock price paths and used the following assumptions:

	Series A LTIP Units	Series B LTIP Units
Expected term	7.9 years	9.9 years
Expected volatility	18.4%	19.7%
Risk-free interest rate	1.5%	1.6%

For the three months ended September 30, 2020 and for the period from February 10, 2020 to September 30, 2020 (Successor), the Company recognized share-based compensation expense of $3,313 and $8,090, respectively, for LTIP Units. As of September 30, 2020, there was $45,400 of total unrecognized compensation cost related to LTIP Units granted, which is expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock

The Equity Plan permits the Compensation Committee to grant restricted stock awards to eligible recipients as detailed in the Equity Plan. Restricted stock awards are subject to the conditions in the Equity Plan as well as an individual award agreement further detailing the conditions of each award.

Restricted stock awards granted under the Equity Plan are non-transferable until vesting of each award is complete. Each restricted stock award granted under the Equity Plan grants the recipient one Class A Share at no cost to the recipient, subject to the terms and conditions of the Equity Plan and associated award agreement. Generally, vesting of restricted stock awards granted under the Equity Plan is contingent upon the recipient’s completion of service, which ranges from one to five years beginning on the grant date.

A summary of the status of the Company’s restricted stock awards as of September 30, 2020, and changes during the period from February 10, 2020 to September 30, 2020 (Successor) is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 10, 2020	—	$—
Granted	279,642	9.00
Forfeited	(22,063)	10.00
Nonvested at September 30, 2020	257,579	$8.91

For the three months ended September 30, 2020 and for the period from February 10, 2020 to September 30, 2020 (Successor), the Company recognized share-based compensation expense of $560 and $965, respectively, for restricted stock awards. As of September 30, 2020, there was $1,331 of total unrecognized compensation cost related to restricted stock awards granted as of September 30, 2020. The total cost is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options

In November 2017, Landscape issued its non-founder directors 125,000 stock options to purchase Ordinary Shares, which as a result of the Domestication are exercisable for Class A Shares rather than Ordinary Shares, that vested upon the consummation of the Transaction, expire on the fifth anniversary following the Transaction and have an exercise price of $11.50 per share. The fair value of each stock option was estimated at $2.90 on the grant date using the Black-Scholes option pricing model, which used the following assumptions: expected term – 5 years; expected volatility – 34.8%; and risk-free interest rate – 2.1%. As vesting was contingent upon the consummation of an acquisition transaction, the fair value of the awards, totaling $363, was recognized in share-based compensation expense in the Successor’s condensed consolidated statement of operations and as an increase of additional paid-in capital upon consummation of the Transaction.

During the period from February 10, 2020 to September 30, 2020, 2,952,000 stock options were granted to employees of the Company at a weighted-average exercise price of $7.64 per share. Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. The weighted-average fair value of the stock options granted was $1.61 on the grant date using the Black-Scholes option pricing model, which used the following weighted-average assumptions: expected term – 6.5 years; expected volatility – 18.9%; and risk-free interest rate – 0.5%.

For the three months ended September 30, 2020 and for the period from February 10, 2020 to September 30, 2020 (Successor), the Company recognized share-based compensation expense of $198 and $268, respectively, for stock options granted to employees. As of September 30, 2020, there was $3,975 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 4.5 years.

The following table summarizes the changes in the number of Ordinary Shares underlying options for the period of February 10, 2020 to June 30, 2020 (Successor):

	Shares	Weighted- Average Exercise Price
Outstanding at February 10, 2020	125,000	$11.50
Granted	2,952,000	7.64
Forfeited	(325,000)	7.67
Outstanding at September 30, 2020	2,752,000	$7.81
Exercisable at September 30, 2020	125,000	$11.50

14.	Basic and Diluted Loss per Ordinary Share

Net income (loss) is allocated between the Ordinary Shares and other participating securities based on their participation rights. The Series A Founder Preferred Shares represent participating securities. Net loss attributable to Ordinary Shares is not adjusted for the Series A Founder Preferred Shares’ right to earnings, because these shares are not contractually obligated to share in losses of the Company. Additionally, the Company excluded the Company’s outstanding warrants, stock options, restricted shares, and Series A Founder Preferred Shares because the securities’ effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per Ordinary Share using the two-class method:

	Successor
	Three months ended September 30, 2020	Period from February 10, 2020 to September 30, 2020
Numerator:
Net loss attributable to Radius Global Infrastructure, Inc. ordinary shareholders	$(38,519)	$(142,377)
Adjustment for vested participating preferred stock	—	—
Net loss attributable to ordinary shares	$(38,519)	$(142,377)
Denominator:
Weighted average shares outstanding - basic and diluted	58,425,000	58,425,000

Basic and diluted loss per ordinary share	$(0.66)	$(2.44)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Successor
	Three months ended September 30, 2020	Period from February 10, 2020 to September 30, 2020
Series A Founder Preferred Shares	1,600,000	1,600,000
Warrants	16,675,000	16,675,000
Stock options	2,752,000	2,752,000
Restricted stock	257,579	257,579
LTIP Units	6,786,033	6,786,033

15.	Commitments and Contingencies

The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of management, after consultation with counsel, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse impact on the Company’s condensed consolidated financial position, results of operations or liquidity.

16.	Management Incentive Plan

AP WIP Investments maintained two incentive plans (collectively, the “Management Carve-Out Plan”) for the benefit of certain employees of AP WIP Investments prior to the Transaction and under which non-equity awards were made.

Generally, vesting of awards under the Management Carve-Out Plan was contingent upon a liquidity event. As of the date of the Transaction, no awards vested and subsequent to the Transaction date, the Company ceased all activity under the Management Carve-Out Plan. As of July 10, 2020, all awards under the Management Carve-Out Plan have been canceled.

In conjunction with the Management Carve-Out Plan, loans totaling $6,134 were made to certain plan participants during 2018 and 2019. No loans were issued during the period from January 1, 2020 to February 9, 2020. It remains the obligation of the employees to repay the loans, with interest, in accordance with the loan agreements. In the period of issuance, the full amount of each loan was expensed in the consolidated statement of operations because the loans were nonrecourse.

17.	Note Receivable

In January 2020, a subsidiary of AP WIP Investments, entered into a promissory note agreement with an unaffiliated company. Under the terms of the loan agreement, two installments totaling $17,500 were advanced during the period from January 1, 2020 to February 9, 2020 (Predecessor) and the final installment of $2,500 was advanced during the period from February 10, 2020 to September 30, 2020 (Successor). In April 2020, the borrower repaid the outstanding balance including accrued interest under the promissory note agreement.

18.	COVID-19 Pandemic

The recent outbreak of COVID-19 (commonly referred to as coronavirus) has spread to many countries throughout the world, including each of the jurisdictions in which the Company operates, has had a negative impact on economic conditions globally and there are concerns for a prolonged deterioration of global financial conditions. Beginning in March 2020, the Company took measures to mitigate the broader public health risks associated with COVID-19 to its business and employees, including through office closures and self-isolation of employees where possible in line with the recommendations of relevant health authorities; however, the full extent of the COVID-19 outbreak and the adverse impact this may have on the Company's workforce and operations is unknown. In addition, as a result of the COVID-19 outbreak, there have been and may continue to be short-term impacts on the Company’s ability to acquire new rental streams. For example, leasing transactions in certain civil law jurisdictions such as France, Italy and Portugal often require the notarization of legal documents in person as part of the closing procedure. Government-imposed restrictions on the opening of offices and/or self-isolation measures have had, and may continue to have an adverse impact on the availability of notaries or other legal service providers or the availability of witnesses to legal documents in common law jurisdictions such as the United Kingdom and Ireland and, consequently, the Company’s ability to complete transactions may be adversely impacted during the COVID-19 outbreak. Accordingly, there can be no assurances that there will not be a material adverse effect on the Company’s results of operations and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2020. This discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

We are a holding company with no material assets other than our limited liability company interests in APW OpCo, the indirect parent of AP WIP Investments and its consolidated subsidiaries (the “APW Group”). We were incorporated as Landscape Acquisition Holdings Limited (“Landscape”) under the laws of the British Virgin Islands on November 1, 2017 and were formed to undertake an acquisition of a target company or business. On November 20, 2017, we raised approximately $500 million before expenses and the Company’s ordinary shares (“Ordinary Shares”) and warrants (“Warrants”) were listed on the London Stock Exchange (“LSE”).

On February 10, 2020 (the “Closing Date”), we completed the acquisition of AP WIP Investments Holdings, LP (“AP Wireless”), the direct parent of AP WIP Investments, LLC (“AP WIP Investments”), pursuant to a merger agreement entered into on November 19, 2019. The acquisition, together with the other transactions contemplated by the merger agreement, are referred to as the “APW Acquisition.” Effective as of the Closing Date, the APW Group is considered to be our predecessor for financial reporting purposes (“Predecessor”). Except as the context otherwise requires, for all dates and periods ending on or before the Closing Date, the historical financial results discussed below with respect to such periods reflect the results of the APW Group. We did not own the APW Group during any such periods, and such historical financial results may not be indicative of the results we would expect to recognize for periods after the Closing Date, or that we would have recognized had we owned the APW Group during such periods. Effective as of the Closing Date, we changed our name to Digital Landscape Group, Inc.

Except as the context otherwise requires, references in the following discussion to the “Company”, “RADI”, “we”, “our” or “us” with respect to periods prior to the Closing Date are to our Predecessor and its operations prior to the Closing Date; such references with respect to periods after the Closing Date are to our successor, RADI and its subsidiaries (including the APW Group) (“Successor”), and their operations after the Closing Date. AP Wireless and its subsidiaries (including AP WIP Investments) continue to exist as separate subsidiaries of RADI and those entities are separately financed, with each having debt obligations that are not obligations of RADI. See “—Liquidity and Capital Resources—Debt Obligations” below. For a chart showing our simplified organizational structure following the APW Acquisition, see “—Liquidity and Capital Resources—Debt Obligations” below.

On October 2, 2020, the Company effected a discontinuance under Section 184 of the BVI Business Companies Act, 2004, as amended, and a domestication under Section 388 of the General Corporation Law of the State of Delaware, pursuant to which the Company’s jurisdiction of incorporation was changed from the British Virgin Islands to the State of Delaware (the “Domestication”). Effective upon the Domestication, the Company was renamed “Radius Global Infrastructure, Inc.”

On October 2, 2020, in connection with the Domestication, the Company delisted the Ordinary Shares and Warrants from trading on the LSE and on October 5, 2020 began trading its Class A Common Shares on the Nasdaq Global Market under the symbol “RADI”.

The APW Group

The APW Group is one of the largest international aggregators of rental streams underlying wireless sites through the acquisition of wireless telecom real property interests and contractual rights. The APW Group purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing ground lease or rooftop lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae (each such lease, a “Tenant Lease”) (and any subsequent lease or extension or amendment thereof). Typically, the APW Group acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower or antennae, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the APW Group the right to receive the rents from the Tenant Lease. In addition, the APW Group purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right. As of September 30, 2020 and December 31, 2019, we had interests in 6,864 and 6,046 leases that generate rents for us, respectively. These leases related to properties that were situated on 5,228 and 4,586 different communications sites, respectively, throughout the United States and 18 other countries. For the year ended December 31, 2019, the APW Group’s revenue was $55.7 million, and annualized in-

place rents were approximately $62.1 million. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “—Non-GAAP Financial Measures” below.

The APW Group’s primary objectives are to continuously acquire, aggregate and hold underlying real property interests and revenue streams critical for wireless communications. The APW Group purchases the right to receive future rental payments generated pursuant to an existing Tenant Lease between a property owner and an owner of a wireless tower or antennae either through an up-front payment or on an installment basis from landowners who have leased their property to companies that own telecommunications infrastructure assets. The real property interests (other than fee simple interests which are perpetual) typically have stated terms of 30 to 99 years, although some are shorter, and provide the APW Group with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. In most cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides the APW Group with the right and opportunity for renewals and extensions. In addition to real property rights, the APW Group acquires contractual rights by way of an assignment of rents. The rent assignment is a contractual obligation pursuant to which the property owner assigns its right to receive all communications rents relating to the property, including rents arising under the Tenant Lease, to the APW Group. A rent assignment relates only to an existing Tenant Lease and therefore would not provide the APW Group the ability automatically to benefit from lease renewals beyond those provided for in the existing Tenant Lease. However, in these cases, the APW Group either limits the purchase price of the asset to the term of the current Tenant Lease or obtains the ability to negotiate future leases and a contractual obligation from the property owner to assign rental streams from future Tenant Lease renewals.

The APW Group’s primary long-term objective is to continue to grow its business organically, through annual rent escalators, the addition of new tenants and/or lease modifications, and acquisitively, as it has done in recent years, and fully take advantage of the established asset management platform it has created.

APW Acquisition Transactions

APW Acquisition

On November 19, 2019, we announced our entry into a definitive agreement to acquire AP Wireless and its subsidiaries from Associated Partners, L.P. (“Associated Partners”). Upon completion of the APW Acquisition on the Closing Date, we acquired a 91.8% interest in APW OpCo LLC (“APW OpCo”), the parent of AP Wireless and the indirect parent of the APW Group, for consideration of approximately $860 million less (i) debt as of June 30, 2019 of approximately $539 million, (ii) approximately $65 million to redeem a minority investor in the AP Wireless business and (iii) allocable transaction expenses of approximately $10.7 million plus (iv) cash as of June 30, 2019 of approximately $66.5 million (subject to certain limited adjustments). The acquisition was completed through a merger of one of RADI’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the APW Acquisition, we own 91.8% of APW OpCo, with certain former partners of Associated Partners who were members of APW OpCo immediately prior to the Closing Date and who elected to roll over their investment in APW OpCo in connection with the APW Acquisition (the “Continuing OpCo Members”) owning the remaining 8.2% interest in APW OpCo. As a result, the AP Wireless business is 100% owned by RADI and the Continuing OpCo Members. See “Certain Relationships and Related Party Transactions—APW Merger Agreement” for more information.

Certain securities of APW OpCo issued and outstanding upon completion of the APW Acquisition are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for Class A Common Shares. If all APW OpCo securities have vested and no securities have been exchanged for Class A Common Shares, the Company will own approximately 82.0% of APW OpCo.

The APW Acquisition constituted a “Reverse Takeover” under United Kingdom listing rules, causing the listing on the LSE of the Ordinary Shares and Warrants to be suspended on November 20, 2019 pending the Company publishing a prospectus in relation to admission of the Ordinary Shares and Warrants to listing. The United Kingdom Financial Conduct Authority accepted the Company’s application for listing on March 27, 2020 and trading of the Ordinary Shares and Warrants on the LSE recommenced on April 1, 2020.

On October 2, 2020, in connection with the Domestication, the Company delisted the Ordinary Shares and Warrants from trading on the LSE and on October 5, 2020 began trading its Class A Common Shares on the Nasdaq Global Market under the symbol “RADI”.

Centerbridge Subscription

In connection with the APW Acquisition, the Company entered into the Centerbridge Subscription Agreement with the Centerbridge Entities, pursuant to which the Centerbridge Entities subscribed for $100 million of Ordinary Shares, at a price of

$10 per Ordinary Share, on the Closing Date. The cash proceeds from the Centerbridge Subscription are available for general working capital purposes, including the acquisition of real property interests and revenue streams critical for wireless communications.

Basis of Presentation

As a result of the APW Acquisition, for accounting purposes, RADI was the acquirer and the APW Group was the acquiree and, effective as of the Closing Date, the accounting Predecessor to RADI, as RADI had no operations prior to the APW Acquisition. Accordingly, the financial statement presentation set forth herein includes the financial statements of the APW Group as “Predecessor” for periods prior to the Closing Date and RADI as “Successor” for periods on and after the Closing Date, including the consolidation of the APW Group. The APW Acquisition was accounted for as a business combination under the scope of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations.

Except as the context otherwise requires, for all dates and periods ending on or before the Closing Date, the historical financial results discussed below with respect to such periods reflect the results of our Predecessor, the APW Group. We did not own the APW Group during any such periods, and such historical financial results may not be indicative of the results we would expect to recognize for periods after the Closing Date, or that we would have recognized had we owned the APW Group during such periods.

For the Successor period from February 10, 2020 through September 30, 2020, RADI consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries. For the Predecessor periods prior to February 10, 2020, the consolidated financial statements presented and discussed below include the accounts of AP WIP Investments and its wholly owned subsidiaries, as well as a variable interest entity (“VIE”) for which a subsidiary of AP WIP Investments was considered the primary beneficiary. Such consolidated financial statements were prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. All intercompany transactions and account balances have been eliminated.

Key Factors Affecting Financial Results

We operate in a complex environment with several factors affecting our operations in addition to those described above. The following discussion describes key factors affecting the Company, including AP Wireless and the APW Group, and that will affect the financial condition and results of operations of the Company.

Impact of the COVID-19 global pandemic

The recent outbreak of COVID-19 (commonly referred to as coronavirus) and the response thereto has had an impact in each of the jurisdictions in which we operate and has had a negative impact on economic conditions globally. At the end of the first quarter of 2020, particularly during the last two weeks of March 2020, many of the markets and countries in which we operate saw the imposition of stay at home orders and other lock down measures in response to COVID-19. Accordingly, beginning in March 2020, we took measures to mitigate the broader public health risks associated with COVID-19 to our business and employees, including through office closures and self-isolation of employees (including by holding virtual meetings) where possible in line with the recommendations of relevant health authorities. While in the second quarter of 2020 we began to lift certain of these restrictions in line with such evolving recommendations, we continue to monitor developments related to the pandemic, and our decisions will continue to be driven by the health and well-being of our employees, business partners and communities.

Beginning in March 2020, government-imposed restrictions on the opening of offices and/or self-isolation measures have had an impact on our operations. In particular, our offices globally were largely shut down beginning in the middle of March 2020, although in all cases our operations have continued with employees working remotely from their homes. More recently, our offices in France, Ireland, Italy and Hungary have reopened. Further, in common law jurisdictions such as the United Kingdom and Ireland we experienced minor delays in the processing of transactions due to periodic unavailability of third parties, such as notaries public and witnesses to legal documents. Further, global macro-economic conditions resulted in declines in foreign currency exchange rates and heightened volatility in foreign currency exchange rates across multiple currencies.

Despite the foregoing effects, our revenue and results of operations more generally have not been significantly impacted by the COVID-19 pandemic. To date, COVID-19 has had a limited impact on our underlying assets and revenue streams. We attribute this in part to the gaining importance of telecom and digital infrastructure usage while stay at home orders have been in place. We also experienced no material interruption in rent payment and collections and no material changes in the rate of lease terminations or non-renewals as a result of the effects of COVID-19 on our tenants and business partners. In addition, we believe the fact that substantially all of our essential cash functions are processed electronically has helped to minimize the incidence of operational disruptions due to lock-downs. However, there can be no assurance that we will not experience disruptions or negative impacts to our revenues and results of operations as the pandemic continues.

We believe we have sufficient liquidity to operate our business and that we have the ability to continue investing in our business and acquiring assets during the current phase of the pandemic. As of September 30, 2020, we had $169.1 million in cash and cash equivalents.

Nevertheless, the extent to which COVID-19 will ultimately impact our results of operations and financial condition will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the outbreak; the impact of the outbreak on global economic activity and financial markets, including the possibility of a global recession and volatility in the global capital markets which, among other things, may increase the cost of capital and adversely impact our access to capital.

Foreign Currency Translation

Our business operates in eleven different functional currencies. The reporting currency of the Company is U.S. dollars. Our results are affected by fluctuations in currency exchange rates that give rise to translational exchange rate risks. The extent of such fluctuations is determined in part by global economic conditions and macro-economic trends. For example, in the first nine months of 2020, the COVID-19 pandemic led to declines in foreign exchange rates (i.e., the strength of the U.S. dollar has increased relative to most other currencies) and heightened volatility in exchange rates across multiple currencies.

Movement in exchange rates have a direct impact on our reported revenues. Generally, the impact on operating income or loss associated with exchange rate changes on reported revenues is partially offset from exchange rate impacts on operating expenses denominated in the same functional currencies.

Additionally, we have debt facilities denominated in Euro and Pound Sterling. Movement to the exchange rates for the Euro and Pound Sterling will impact the amount of interest expense reported by the Company.

Interest Rate Fluctuations

Changes in global interest rates may have an impact on the acquisition price of cell site lease prepayments. Changes to the acquisition price can impact our ability to deploy capital at company targeted returns. We limit interest rate risk on debt instruments through long term debt with fixed interest rates.

Competition

We face varying levels of competition in the acquisition of assets in each operating country. Some competitors are larger and include public companies with greater access to capital and scale of operations than we do. Competition can drive up the acquisition price of cell site lease prepayment, which would have an impact on the amount of revenue acquired on an annual basis.

Network Consolidation

Virtually all Tenant Leases associated with our assets permit the tenant to cancel the lease at any time with limited prior notices. Generally, a lease termination is permitted with only 30–180 days’ notice from the tenant. The risk of termination is greater upon a network consolidation and merger between two wireless carriers.

Seasonality

The APW Group has historically acquired approximately 35% of annual cell cite lease prepayments in the fourth quarter of the year. The impact and timing of these cell lease prepayments in the fourth quarter can have a delayed impact on the annual revenue recognized by us.

Key Statement of Operations Items

Revenue

We generate revenue by acquiring the right to receive future rental payments at operating wireless communications sites generated pursuant to existing Tenant Leases between a property owner and companies that own and operate cellular communication towers and other telecommunications infrastructure. Revenue is generated on in-place existing Tenant Leases, amendments and extensions on in-place existing Tenant Leases, and additional Tenant Leases at the operating wireless communications site. Revenue is recorded as earned over the term of the lease.

Selling, general, and administrative expense

Selling, general, and administrative expense predominantly relates to activities associated with the acquisition of wireless communications assets and consists primarily of sales and related compensation expense, marketing expense, data accumulation cost, underwriting costs and other legal and professional fees, travel and facilities costs.

Share-based compensation expense

Share-based compensation expense is recorded for equity awards granted to employees and nonemployees over the requisite service period associated with the award, based on the grant-date fair value of the award.  Calculating the fair value of share-based awards requires that we make highly subjective assumptions, as well as making judgments regarding the most acceptable valuation methodology to use in each circumstance. Generally, we use Monte Carlo simulation and Black-Scholes option pricing models. Use of either valuation technique requires that we make assumptions as to the expected volatility of our ordinary shares, the expected term associated with the award, the risk-free interest rate for a period that approximates the expected term and our expected dividend yield.

Realized and unrealized gain (loss) on foreign currency debt

Our debt facilities are denominated in Euros, Pound Sterling and U.S. dollars, with U.S. dollars being our functional currency. The borrowings under the Facility Agreement (as defined below) are denominated in Euros and Pound Sterling and the borrowings under the Subscription Agreement (as defined below) are denominated in Euros. The obligation balances of both agreements are translated to U.S. dollars in the balance sheet date and any resulting translation adjustments are reported in our statement of operations as a gain (loss) on foreign currency debt.

Interest expense, net

Interest expense primarily includes interest due under our debt agreements and amortization of deferred financing costs and debt discounts, net of interest earned on invested cash.

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease acquired by the Company. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 6,864 and 6,046 leases as of September 30, 2020 and December 31, 2019, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 5,228 and 4,586 sites as of September 30, 2020 and December 31, 2019, respectively.

Non-GAAP Financial Measures

We identify certain additional financial measures not defined by GAAP that provide supplemental information we believe is useful to analysts and investors to evaluate our financial performance and ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income, gross profit and net cash provided by operating activities. These non-GAAP measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA is defined as net income (loss) before net interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and further adjusting for management incentive plan expense, non-cash impairment—decommission of cell sites expense, realized and unrealized gains and losses on foreign currency debt, unrealized foreign exchange gains/losses associated with intercompany account balances denominated in a currency other than the functional currency, nonrecurring expenses incurred in connection with the Domestication, and severance costs included in selling, general and administrative expenses. Management believes the presentation of EBITDA and Adjusted EBITDA provides valuable additional information for users of the financial statements in assessing our financial condition and results of operations. Each of EBITDA and Adjusted EBITDA has important limitations as analytical tools because they exclude some, but not all, items that affect net income, therefore the calculation of these financial measures may be different from the calculations used by other companies and comparability may therefore be limited. You should not consider EBITDA, Adjusted EBITDA or any of our other non-GAAP financial measures as an alternative or substitute for our results.

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

	Successor	Predecessor
(in thousands)	Period from February 10 - September 30, 2020	Period from January 1 – February 9, 2020	Nine Months Ended September 30, 2019
(unaudited)
Net income (loss)	$(148,724)	$6,177	$(14,057)
Amortization and depreciation	30,512	2,584	14,273
Interest expense, net	16,821	3,623	23,820
Income tax expense	4,884	767	2,233
EBITDA	(96,507)	13,151	26,269
Impairment—decommission of cell sites	2,059	530	1,327
Realized/unrealized loss (gain) on foreign currency debt	17,408	(11,500)	(13,508)
Share-based compensation expense	79,173	—	—
Management incentive plan expense	—	—	765
Non-cash foreign currency adjustments	750	523	2,062
Nonrecurring domestication and public company registration expenses	7,848	—	—
Adjusted EBITDA	$10,731	$2,704	$16,915

Acquisition Capex

Acquisition Capex is a non-GAAP financial measure. The Company’s payments for its acquisitions of real property interests consist of either a one-time payment upon the acquisition or up-front payments with contractually committed payments made over a period of time, pursuant to each cell site leasehold interest agreement. In all cases, the Company contractually acquires all rights associated with the underlying revenue-producing assets upon entering into the agreement to purchase the real property interest and records the related assets in the period of acquisition. Acquisition Capex therefore represents the total cash spent and committed to be spent for the Company’s acquisitions of revenue-producing assets during the period measured. Management believes the presentation of Acquisition Capex provides valuable additional information for users of the financial statements in assessing our financial performance and growth, as it is a comprehensive measure of our investments in the revenue-producing assets that we acquire in a given period. Acquisition Capex has important limitations as an analytical tool, because it excludes certain fixed and variable costs related to our selling and marketing activities included in selling, general and administrative expenses in the consolidated statements of operations, including corporate overhead expenses. Further, this financial measure may be different from calculations used by other companies and comparability may therefore be limited. You should not consider Acquisition Capex or any of the other non-GAAP measures we utilize as an alternative or substitute for our results.

The following is a reconciliation of Acquisition Capex to the amounts included as an investing cash flow in our consolidated statements of cash flows for investments in real property interests and related intangible assets, the most comparable GAAP measure, which generally represents up-front payments made in connection the acquisition of these assets during the period.  The primary adjustment to the comparable GAAP measure is “committed contractual payments for investments in real property interests and intangible assets”, which represents the total amount of future payments that we were contractually committed to make in connection with our acquisitions of real property interests and intangible assets that occurred during the period. Additionally, foreign exchange translation adjustments impact the determination of Acquisition Capex.

	Successor	Predecessor
(in thousands)	Period from February 10 - September 30, 2020	Period from January 1 - February 9, 2020	Nine Months Ended September 30, 2019
(unaudited)
Investments in real property interests and related intangible assets	$72,823	$5,064	$49,256
Committed contractual payments for investments in real property interests and intangible assets	21,950	1,533	14,098
Foreign exchange translation impacts and other	1,220	(262)	(2,699)
Acquisition Capex	$95,993	$6,335	$60,655

Annualized In-Place Rents

Annualized in-place rents is a non-GAAP measure that measures performance based on annualized contractual revenue from the rents expected to be collected on leases owned and acquired (“in place”) as of the measurement date. Annualized in-place rents is calculated using the implied monthly revenue from all revenue producing leases that are in place as of the measurement date multiplied by twelve. Implied monthly revenue for each lease is calculated based on the most recent rental payment made under such lease. Management believes the presentation of annualized in-place rents provides valuable additional information for users of the financial statements in assessing our financial performance and growth. In particular, management believes the presentation of annualized in-place rents provides a measurement at the applicable point of time as opposed to revenue, which is recorded in the applicable period on revenue-producing assets in place as they are acquired.  Annualized in-place rents has important limitations as an analytical tool because it is calculated at a particular moment in time, the measurement date, but implies an annualized amount of contractual revenue.  As a result, following the measurement date, among other things, the underlying leases used in calculating the annualized in-place rents financial measure may be terminated, new leases may be acquired, or the contractual rents payable under such leases may not be collected. In these respects, among others, annualized in-place rents differs from “revenue”, which is the closest comparable GAAP measure and which represents all revenues (contractual or otherwise) earned over the applicable period. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease. You should not consider annualized in-place rents or any of the other non-GAAP measures we utilize as an alternative or substitute for our results. The following is a comparison of annualized in-place rents to revenue, the most comparable GAAP measure:

(in thousands)	2020	2019
Revenue for year ended December 31		$55,706
Annualized in-place rents as of December 31		$62,095
Annualized in-place rents as of September 30	$68,858	$57,016

Results of Operations

Comparison of the results of operations for the three months ended September 30, 2020 and September 30, 2019

The selected financial information of the Company for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor) set out below has been extracted without material adjustment from the unaudited consolidated financial information of the Successor included elsewhere in this Form 10-Q.

	Successor	Predecessor
(in thousands)	Three months ended September 30, 2020	Three Months Ended September 30, 2019
Condensed Consolidated Statements of Operations Data
Revenue	$17,861	$14,002
Cost of service	200	14
Gross profit	17,661	13,988
Selling, general and administrative	14,231	7,764
Share-based compensation	4,072	—
Management incentive plan	—	—
Amortization and depreciation	11,683	5,064
Impairment—decommission of cell sites	1,462	122
Operating income (loss)	(13,787)	1,038
Realized and unrealized gain (loss) on foreign currency debt	(18,138)	11,668
Interest expense, net	(7,499)	(8,248)
Other income (expense), net	987	(2,031)
Income (loss) before income taxes	(38,437)	2,427
Income tax expense	3,455	1,284
Net income (loss)	$(41,892)	$1,143

Revenue

Revenue was $17.9 million and $14.0 million for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as the number of leases acquired by us increased by 19% during the twelve-month period subsequent to September 30, 2019. The remainder of the increase in revenue was due primarily to contractual rent escalations associated with the existing asset base.

Cost of service

Cost of service was $200 thousand and $14 thousand for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively.  The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired during the twelve months subsequent to September 30, 2019.

Selling, general, and administrative expense

Selling, general and administrative expense was $14.2 million and $7.8 million for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively. General and administrative expenses associated with servicing our real property interest assets was $1.6 million and $1.4 million for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively. Selling, general and administrative expense for the three months ended September 30, 2020 included expenses not incurred in the comparable period in 2019 for our Domestication activities of approximately $2.7 million and employee-related costs associated with the RADI management team and staff of approximately $1.9 million. Compensation expense associated with AP Wireless increased by approximately $0.8 million primarily as a result of an increase in headcount associated with the growth of our investments in real property interests.

Share-based compensation

Share-based compensation expense totaling $4.1 million was recognized in the three months ended September 30, 2020 (Successor), consisting of expenses of $3.3 million for LTIP Units awarded to executive officers of the Company and $0.8 million for restricted stock and stock options granted to certain other employees.

Amortization and depreciation

Amortization and depreciation expense was $11.7 million and $5.1 million for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively. In connection with the recording of fair value adjustments in the accounting for the APW Acquisition, the increase in the carrying amount of our real property interests and intangible assets resulted in additional amortization expense in the three months ended September 30, 2020 (Successor) of approximately $6.2 million. The remaining increase was due primarily due to amortization on the real property interests added during the twelve months subsequent to the nine months ended September 30, 2019.

Impairment—decommission of cell sites

Impairment-decommission of cell sites was $1.5 million and $0.1 million for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively. The increase was driven primarily by higher tenant decommissions of cell sites during the three months ended September 30, 2020 as compared to the same period in 2019.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a $18.1 million loss in the three months ended September 30, 2020, as compared to a gain of $11.7 million in the three months ended September 30, 2019.  A large portion of the Company’s debt is denominated in Euro and Pound Sterling, and the respective gains and losses were due to foreign exchange movements in the Euro and Pound Sterling relative to the U.S. dollar. In the three months ended September 30, 2020, the Euro and the Pound Sterling increased relative to the U.S. dollar, whereas in the same period in 2019 both currencies decreased relative to the U.S. dollar.

Interest expense, net

Interest expense, net was $7.5 million and $8.2 million for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively. As compared to the three months ended September 30, 2019 (Predecessor), interest expense, net was approximately $0.8 million lower for the three months ended September 30, 2020 (Successor) as a result of a decrease in amortization of debt discount and deferred financing costs.

Other income (expense), net

Other income (expense), net was income of $1.0 million and expense of $2.0 million for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively. The change in other income (expense), net was due primarily to higher transactional foreign exchange gains (losses) incurred in the three months ended September 30, 2019.

Income tax expense

Income tax expense was $3.4 million and $1.3 million for the three months ended September 30, 2020 (Successor) and September 30, 2019 (Predecessor), respectively. In the three months ended September 30, 2020, an increase in the income tax rate in the United Kingdom resulted in the recognition of deferred income tax expense of $2.8 million.

Comparison of the results of operations for the nine months ended September 30, 2020 and September 30, 2019

The selected financial information of the Company for the periods from and including February 10, 2020 to September 30, 2020 (Successor) and from and including January 1, 2020 to February 9, 2020 (Predecessor) set out below has been extracted without material adjustment from the unaudited consolidated financial information of the Successor included elsewhere in this Form 10-Q. The selected financial information of the Predecessor for the nine months ended September 30, 2019 set out below has been extracted without material adjustment from the unaudited consolidated financial information of the Predecessor included elsewhere in this Form 10-Q.

	Successor	Predecessor
(in thousands)	Period from February 10 – September 30, 2020	Period from January 1 – February 9, 2020	Nine Months Ended September 30, 2019
Condensed Consolidated Statements of Operations Data
Revenue	$42,797	$6,836	$40,939
Cost of service	375	34	88
Gross profit	42,422	6,802	40,851
Selling, general and administrative	42,915	4,344	23,562
Share-based compensation	79,173	—	—
Management incentive plan	—	—	765
Amortization and depreciation	30,512	2,584	14,273
Impairment—decommission of cell sites	2,059	530	1,327
Operating income (loss)	(112,237)	(656)	924
Realized and unrealized gain on foreign currency debt	(17,408)	11,500	13,508
Interest expense, net	(16,821)	(3,623)	(23,820)
Other income (expense), net	1,362	(277)	(2,436)
Gain on extinguishment of debt	1,264	—	—
Income (loss) before income taxes	(143,840)	6,944	(11,824)
Income tax expense	4,884	767	2,233
Net income (loss)	$(148,724)	$6,177	$(14,057)

Revenue

Revenue was $42.8 million and $6.8 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $40.9 million for the Predecessor nine-month period ended September 30, 2019.  The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as the number of leases acquired by us increased by 19% during the twelve-month period subsequent to September 30, 2019.

Cost of service

Cost of service was $375 thousand and $34 thousand for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $88 for the Predecessor nine-month period ended September 30, 2019.  The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired during the twelve months subsequent to the nine months ended September 30, 2019.

Selling, general, and administrative expense

Selling, general and administrative expense was $42.9 million and $4.3 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $23.6 million for the Predecessor nine-month period ended September 30, 2019. General and administrative expenses associated with servicing our real property interest assets was $3.8 million and $0.6 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $4.2 million for the Predecessor nine-month period ended September 30, 2019. Selling, general and administrative expense for the Successor period from February 10 to September 30, 2020 included expenses not incurred in the previous periods for our Domestication activities of approximately $7.8 million, employee-related costs associated with the RADI management team and staff of approximately $4.9 million and transfer taxes resulting from the APW Acquisition of $1.8 million. Compensation expense associated with AP Wireless increased by approximately $6.1 million primarily as a result of an increase in headcount associated with the growth of our investments in real property interests and the recording of one-time compensation payments for the benefit of certain AP Wireless employees.

Share-based compensation

Share-based compensation expense totaling $79.2 million was recognized in the Successor period from February 10 to September 30, 2020. In November 2017, RADI issued 1,600,000 Series A Founder Preferred Shares to certain of its founders in connection with Landscape’s initial placement of Ordinary Shares and Warrants. The Series A Founder Preferred Shares were structured to provide a return based on the future appreciation of the market value of the Ordinary Shares, and provided for an annual dividend amount to be payable subsequent to an acquisition by RADI and based on the market price of the Ordinary Shares. This dividend feature was deemed to be compensatory to the RADI founders receiving the Series A Founder Preferred Shares and classified as a market condition share-based compensation award. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the BVI Series A Founder Preferred Shares, which approximated $69.5 million, was then recognized upon the consummation of the APW Acquisition as share-based compensation expense in the Successor period from February 10 to September 30, 2020. In addition, share-based compensation expense totaling approximately $0.4 million was recognized in the Successor period and was associated with stock options to purchase 125,000 Ordinary Shares that were issued to non-founder directors of RADI in November 2017 and that vested upon the consummation of an acquisition.

In the Successor period from February 10 to September 30, 2020, the Company granted each executive officer of the Company an initial award of LTIP Units and, in tandem with the LTIP Units an equal number of Class B Shares and/or Series B Founder Preferred Shares (collectively, the “Tandem Shares”), subject to the terms and conditions of the Company’s 2020 Equity Incentive Plan. The Tandem Shares are subject to the same vesting and forfeiture condition as the related LTIP Units. The total number of LTIP Units granted was 6,786,033 and had a weighted-average grant date fair value of approximately $7.88. Also, in the Successor period, restricted stock and stock options were granted to certain employees in respect of a total of 279,642 and 2,952,000 Ordinary Shares, respectively. Share-based compensation expense recognized in the Successor period from February 10 to September 30, 2020 for LTIP Units was approximately $8.1 million and for the restricted stock and stock option awards was approximately $1.2 million.

Amortization and depreciation

Amortization and depreciation expense was $30.5 million and $2.6 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $14.3 million for the Predecessor nine-month period ended September 30, 2019.  In connection with the recording of fair value adjustments in the accounting for the APW Acquisition, the increase in the carrying amount of our real property interests and intangible assets resulted in additional amortization expense in the Successor period from February 10 to September 30, 2020 of approximately $15.9 million. The remaining increase was due primarily due to amortization on the real property interests added during the twelve months subsequent to the nine months ended September 30, 2019.

Impairment—decommission of cell sites

Impairment-decommission of cell sites was $2.1 million and $0.5 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $1.3 million for the Predecessor nine-month period ended September 30, 2019. Tenant decommissions of cell sites in the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020 were comparable to the Predecessor nine-month period ended September 30, 2019.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a loss of $17.4 million and a gain of $11.5 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to a $13.5 million gain for the Predecessor nine-month period ended September 30, 2019.  A large portion of the Company’s debt is denominated in Euro and Pound Sterling, and the respective gains and losses were due to foreign exchange movements in the Euro and Pound Sterling relative to the U.S. dollar. In each of the Successor period from February 10 to September 30, 2020, the Euro increased significantly relative to the U.S. dollar and in the Predecessor period from January 1 to February 9, 2020, the Pound Sterling decreased significantly relative to the U.S. dollar. In the nine months ended September 30, 2019, both currencies decreased significantly relative to the U.S. dollar.

Interest expense, net

Interest expense, net was $16.8 million and $3.6 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $23.8 million for the Predecessor nine-month period ended September 30, 2019. As compared to the nine-month period ended September 30, 2019, interest expense, net was lower for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, as a result of a decrease in amortization of debt discount and deferred financing costs of approximately $1.9 million and an increase in interest income of approximately $0.8 million that resulted from higher average invested cash.

Other income (expense), net

Other income (expense), net was income of $1.4 million and expense of $0.3 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to expense of $2.4 million for the Predecessor nine-month period ended September 30, 2019. The change in other income (expense), net was due primarily to higher transactional foreign exchange gains (losses) incurred in the nine months ended September 30, 2019.

Gain on debt extinguishment

Gain on debt extinguishment was recognized in the period from February 10 to September 30, 2020 (Successor) as a result of the repayment of the DWIP II Loan (as defined below) at an amount that was $1.3 million less than its carrying amount.

Income tax expense

Income tax expense was $4.9 million and $0.8 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $2.2 million for the Predecessor nine-month period ended September 30, 2019. During the third quarter of 2020, an increase in the income tax rate in the United Kingdom resulted in the recognition of deferred income tax expense of $2.8 million. The remainder of the increase in income tax expense was due primarily to higher taxable income in certain foreign jurisdictions.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the profitability of the APW Group, (ii) our management of available cash, (iii) cash distributions on sale of existing assets, (iv) the use of borrowings, if any, to fund short term liquidity needs and (v) dividends or distributions from subsidiary companies. Our operating cash is derived from income received from the APW Group, and we are dependent on the income generated by the APW Group to meet our expenses and operating cash requirements.

We require cash to pay our operating expenses, service our debt obligations and acquire additional real property interests and rental streams underlying wireless communication cell sites. Our principal sources of liquidity include revenue generated from our sites and related leases, our cash and cash equivalents and borrowings available under our credit arrangements. As of September 30, 2020, we had working capital of approximately $126.9 million, including $169.1 million in cash and cash equivalents and $1.7 million in short term restricted cash. On August 27, 2020, we made additional borrowings under our Facility Agreement (as defined below) totaling approximately $160.5 million.  In addition to the available borrowing capacity under our Facility Agreement, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired.

Although we believe that our cash on hand, available restricted cash, and future cash from operations, together with our access to cash at APW OpCo and the credit and capital markets, will provide adequate resources to fund our operating and financing needs, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the APW Group and/or its operating subsidiaries, as applicable, (ii) our credit rating or absence of a credit rating and/or the credit rating of our operating subsidiaries, as applicable, (iii) the provisions of any relevant credit agreements and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. There can be no assurances that we will continue to have access to the credit and capital markets on acceptable terms.

Cash Flows

The tables below summarize our cash flows from operating, investing and financing activities for the periods indicated and the cash and cash equivalents and restricted cash as of the applicable period end.

	Successor	Predecessor
(in thousands)	February 10 – September 30, 2020	January 1, – February 9, 2020	Nine Months Ended September 30, 2019
Cash used in operating activities	$(30,792)	$(3,452)	$(7,217)
Cash used in investing activities	(332,684)	(22,604)	(49,419)
Cash provided by (used in) financing activities	99,755	(3,399)	7,005

	Successor	Predecessor
(in thousands)	As of September 30, 2020	As of December 31, 2019
Cash and cash equivalents	$169,135	$62,892
Restricted cash	154,792	15,154

Cash used in operating activities

Net cash used in operating activities for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020 was $30.8 million and $3.5 million, respectively, compared to $7.2 million for the Predecessor nine-month period ended September 30, 2019. Cash used in the Successor period included payments made for accrued expenses of Landscape for professional fees and other expenses incurred prior to the Successor period of approximately $28.0 million.

Cash used in investing activities

Net cash used in investing activities for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020 was $332.7 million and $22.6 million, respectively, compared to $49.4 million for the Predecessor nine-month period ended September 30, 2019. Cash paid in the APW Acquisition net of the cash acquired in the Successor period was $277.1 million. Payments to acquire real property interests were $72.8 million in the Successor period and $5.1 million in the Predecessor period from January 1 to February 9, 2020, as compared to $49.3 million in the Predecessor nine-month period ended September 30, 2019.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the Successor period from February 10 to September 30, 2020 was $99.8 million and net cash used in financing activities for the Predecessor period from January 1 to February 9, 2020 was $3.4 million, compared to $7.0 million for the Predecessor nine-month period ended September 30, 2019. In August 2020, we made additional borrowings under our Facility Agreement totaling approximately $160.5 million. In April 2020, APW OpCo acquired all of the rights to the loans and obligations under the DWIP II Loan from the lenders thereunder for $47.8 million.

Debt Obligations

The following group structure chart sets forth where our debt is owed within the Company as of September 30, 2020:

Digital Landscape Group, Inc. 91.8% APW OpCo LLC (“APW OpCo”) AP WIP Investments Holdings, L.P. (“AP Wireless”) AP WIP Investments, LLC (“AP WIP Investments”) (guarantor under Facility Agreement) AP WIP International Holdings, LLC (“IWIP”) (borrower under Facility Agreement) Various AssetCos of IWIP (share and account pledges) AP WIP Domestic Investments II, LLC (“DWIP II”) (borrower under Mezzanine Loan Agreement)* AP WIP Domestic Investments III, LLC AP WIP Holdings, LLC (“DWIP”) (borrower under DWIP Agreement) AP WIP Investments Borrower, LLC (“Investments Borrower”) (borrower under Subscription Agreement) 8.2% Former partners of Associated Partners, L.P.

* In April 2020, APW OpCo acquired all the rights to the loans and obligations under the Mezzanine Loan Agreement from the lenders thereunder, as further described below. Following consummation of the acquisition by APW OpCo, the Mezzanine Loan Agreement remained effect and any amounts outstanding thereunder were treated as intercompany loans between DWIP II and APW OpCo.

DWIP Agreement

On August 12, 2014, AP WIP Holdings, LLC (“DWIP”), a subsidiary of AP WIP Investments, entered into a $115 million loan agreement (as amended or supplemented, the “DWIP Agreement”). Under the terms of the DWIP Agreement, DWIP is the sole borrower and the lending syndicate is a collection of lenders managed by an affiliate of the administrative agent (the “DWIP Lender”). AP Service Company, LLC (the “Servicer”), a wholly owned subsidiary of AP Wireless, is the servicer under the DWIP Agreement. An unrelated party to DWIP was named as backup servicer in the event of a default by the Servicer as defined in the DWIP Agreement. The DWIP Agreement requires an annual rating be performed by Fitch Ratings, Inc. The private securitization loan provided pursuant to the DWIP Agreement is structured as non-recourse to other collateral of the APW Group.

On October 16, 2018, DWIP signed an amendment to the DWIP Agreement that (i) extended the maturity of the DWIP loan from August 10, 2019, to October 16, 2023, at which time all outstanding principal balances are required to be repaid, and (ii) reduced the fixed rate coupon from 4.50% to 4.25% per annum. The amendment provides that principal balances may be prepaid in whole on any date, provided that a prepayment premium equal to: 3.0% of the prepayment loan amount shall apply if the payment occurs on or prior to 24 months after October 16, 2018, 2.0% of the prepayment loan amount shall apply if the payment occurs on or prior to 36 months after October 16, 2018 but after 24 months after October 16, 2018, 1.0% of the prepayment loan amount shall apply if the payment occurs on or prior to 60 months after October 16, 2018 but after 36 months after October 16, 2018, and 0% of the prepayment loan amount shall apply if the payment occurs after 60 months after October 16, 2018.

Interest and fees due under the DWIP Agreement are payable monthly through the application of funds secured in a bank account controlled by the collateral agent (the collection account). The collateral agent sweeps customer collections from DWIP’s lockbox account each month. After receipt of a monthly report prepared by the Servicer detailing loan activity, borrowing compliance, customer collections, and general reserve account required balances, the collateral agent disburses funds monthly for interest, fees, deposits to the reserve account (if required), mandatory prepayments (if required), and remaining amounts from the prior months’ collections to DWIP. Fees equal to 0.80% to 1.00% of the $102.6 million loan amount are payable to the DWIP Lender, Servicer, backup servicer, and rating agency of the loan, as applicable.

Pursuant to the DWIP Agreement, DWIP is subject to restrictive covenants relating to, among others, a leverage cap of 7.75x eligible annual cash flow, future indebtedness, transfers of control of DWIP and compliance with a financial ratio relating to interest coverage (as defined in the DWIP Agreement as Debt Service). For the periods presented, DWIP was in compliance with all covenants associated with the DWIP Agreement.

Amounts outstanding under the DWIP Agreement are due in full on the maturity date of October 16, 2023. As of September 30, 2020 and December 31, 2019, the balance outstanding under the DWIP Agreement was $102.6 million.

Facility Agreement

On October 24, 2017, AP WIP International Holdings, LLC (“IWIP”), a subsidiary of AP WIP Investments, entered into a facility agreement (the “Facility Agreement”) providing for loans of up to £1.0 billion, with AP WIP Investments, as guarantor, Telecom Credit Infrastructure Designated Activity Company (“TCI DAC”), as original lender, Goldman Sachs Lending Partners LLC, as agent, and GLAS Trust Corporation Limited, as security agent.   The Facility Agreement provides for funding in the form of loans consisting of tranches in Euros, Pounds Sterling, Canadian dollars, Australian dollars and U.S. dollars.

TCI DAC is an Irish Section 110 Designated Activity Company and is a passive/holding vehicle. TCI DAC is an uncommitted, £1.0 billion note issuance program with an initial 10-year term (due 2027) and was created by Associated Partners, in its capacity as sponsor (the “Sponsor”), as a special purpose vehicle with the objective of issuing notes from time to time and using proceeds thereof to originate and acquire loans (“Portfolio Loans”) to the Sponsor (including its successors and assigns, including RADI) subsidiary companies, secured by cash flows from communication infrastructure assets (ground leases, towers and other opportunistic assets) in predominantly Organization for Economic Cooperation and Development jurisdictions according to “Investment Criteria” in the Trust Deed dated October 24, 2017, governing the issuance of the notes. Pursuant to the Investment Criteria, the notes may be issued in U.S. dollars, Pounds Sterling, Euros, Australian dollars or Canadian dollars, and no rating of the loans is required. Portfolio Loans are fixed rate senior secured loans of portfolio companies which are wholly owned or controlled and will not be available to invest in preferred or common equity, unsecured debt or subordinated debt. At least 80% of the revenue generated by assets backing any Portfolio Loan must be from investment grade permitted jurisdictions. The notes are listed on the International Stock Exchange (TISE).

TCI DAC has no subsidiaries and raises funds through the issuance of notes to investors. All notes issued by TCI DAC are cross collateralized and rank pari-passu upon recovery. Additional note holders may be added with the issuance of additional notes over time.

Portfolio Loans acquired by TCI DAC support the notes issued on a pass-through basis and are not cross collateralized or cross defaulted to other Portfolio Loans. The initial Portfolio Loans were made to IWIP in 2017 and 2018 and additional Portfolio Loans may be issued through additional tranches or series as per the Facility Agreement.

Under the terms of the Facility Agreement, IWIP is the sole borrower and the finance parties include a lender, an agent and certain other financial institutions. AP WIP Investments is a guarantor of the loan and the loan is secured by the direct equity interests in IWIP. The loan is also secured by a debt service reserve account and escrow cash account of IWIP available for growth as well as direct equity interests and bank accounts of all significant IWIP’s asset owning subsidiaries. AP Service Company, LLC is the servicer under the Facility Agreement. The loan is senior in right of payment to all other debt of IWIP. The payments under the Facility Agreement are made quarterly.

On October 30, 2017, $266.2 million of the amount available under the Facility Agreement was funded. This amount comprised €115.0 million (“Series 1-A Tranche”) and £100.0 million (“Series 1-B Tranche”).   The Series 1-A Tranche and the Series 1-B Tranche loans accrue interest of 4.098% and 4.608% per annum, respectively.  At closing of the Facility Agreement, $5.0 million was funded to, and is required to be held in, an escrow account.

On November 26, 2018, an additional $98.4 million of the amount available under the Facility Agreement was funded. This amount comprised of €40.0 million (“Series 2-A Tranche”) and £40.0 million (“Series 2-B Tranche”). The Series 2-A Tranche and the Series 2-B Tranche loans accrue interest of 3.44% and 4.29% per annum, respectively.

On August 27, 2020, additional borrowings under the Facility Agreement were made, consisting of €75.0 million (“Series 3-A Tranche”) and £55.0 million (“Series 3-B Tranche”) and resulting in an increase in our outstanding debt thereunder of approximately $160.5 million. The Series 3-A Tranche and the Series 3-B Tranche loans accrue interest of 2.97% and 3.74% per annum, respectively. In connection with the Series 3-A Tranche and Series 3-B Tranche borrowings, the Facility Agreement was amended to, among other things, extend the termination date of the Facility Agreement from October 30, 2027 to such latest date of any outstanding Portfolio Loan. As a result, the maturity dates for the Series 3-A Tranche and the Series 3-B Tranche were set at August 26, 2030. The amendment to the definition of termination date in the Facility Agreement does not impact the maturity dates of the Series 1-A Tranche, Series 1-B Tranche, the Series 2-A Tranche or the Series 2-B Tranche.

Each tranche may include sub-tranches which may have a different interest rate than the other loans under the initial tranche. All tranches will have otherwise identical terms. For any floating interest rate portion of any tranche (or sub tranche), the interest rate is as reported and delivered to IWIP five days prior to a quarter end date. Coupons do not reflect certain related administration or servicing costs from third parties.

IWIP is subject to certain financial condition and testing covenants (such as interest coverage, leverage cap of 9.0x eligible annual cash flow and equity requirements and limits) pursuant to Facility Agreement documentation, as well as restrictive covenants relating to, among other things, future indebtedness (issuance cap of 8.25x eligible annual cash flow), liens and other material activities of IWIP and its subsidiaries. IWIP was in compliance with all covenants associated with the Facility Agreement as of September 30, 2020 and as of December 31, 2019.

Loans outstanding as of September 30, 2020 under the Facility Agreement mature on October 30, 2027, at which time all outstanding principal balances under such loans shall be repaid. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of a make-whole at the related benchmark plus a 50 basis point margin (as calculated pursuant to the applicable Facility Agreement documentation). Amounts outstanding under the Facility Agreement as of September 30, 2020 and December 31, 2019 totaled $521.5 million and $359.8 million, respectively.

Mezzanine Loan and Security Agreement

On September 20, 2018, AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, entered into an amended and restated loan and security agreement (as further amended by first amendment to amended and restated loan and security agreement dated July 25, 2019, the “Mezzanine Loan Agreement”). The Mezzanine Loan Agreement provided credit facilities that are designed to work in concert with the DWIP Agreement described under “—DWIP Agreement” above. Such credit facilities also replaced the $40.0 million facility provided to DWIP II under a secured loan and security agreement dated December 15, 2015. Pursuant to the Mezzanine Loan Agreement, DWIP II obtained an original term loan of $56.3 million (the “DWIP II Loan”) and borrowings thereunder accrued interest at a rate of 6.5% per annum, maturing on the earlier of (i) June 30, 2020, and (ii) the maturity date under the DWIP Agreement. Amortization under the Mezzanine Loan Agreement was $250,000 per calendar quarter plus that amount necessary such that the total of the outstanding balance of the DWIP Agreement and the term loans did not exceed 12.0x Eligible Free Cash Flow (as defined in the Mezzanine Loan Agreement).

In April 2020, APW OpCo acquired all of the rights to the loans and obligations under the Mezzanine Loan Agreement from the lenders thereunder for approximately $48.0 million, including accrued interest. Following consummation of the acquisition by APW OpCo, the Mezzanine Loan Agreement remains in effect and any amounts outstanding thereunder are treated as intercompany loans between DWIP II and APW OpCo.

Subscription Agreement

On November 6, 2019, AP WIP Investments Borrower, LLC (“AP WIP Investments Borrower”), a subsidiary of AP WIP Investments, entered into a subscription agreement (the “Subscription Agreement”) to borrow funds for working capital and other corporate purposes. Under the terms of the Subscription Agreement, AP WIP Investments Borrower is the sole borrower and AP WIP Investments is the guarantor of the loan and the loan is secured by AP Wireless’ direct equity interests in AP WIP Investments. The loan is senior in right of payment to all other debt of AP WIP Investments Borrower. There is no cross default or cross acceleration to senior secured debt other than if there is an acceleration under the senior debt in relation to certain events as per documentation such as the breach by the guarantor in certain cases. The Subscription Agreement provides for uncommitted funding up to £250.0 million in the form of nine-year term loans consisting of three tranches available in Euros, Pounds Sterling and U.S. dollars.

On November 8, 2019, $75.5 million of the amount available under the Subscription Agreement was funded (“Class A, Tranche 1 Euro”). This amount was comprised of €68.0 million. At closing of the Subscription Agreement, $3.0 million was funded to, and is required to be held in, a debt service reserve account.

Other tranches maybe be issued as long as in compliance and certain parameters in the deal documentation such as (a) loan to value less than 65%; (b) interest coverage is not less than 1.5x; and (c) leverage as at any collection period end date shall not exceed 10.0x.

The Class A, Tranche 1 Euro balance outstanding under the Subscription Agreement accrues interest at a fixed annual rate equal to 4.25%, which is payable quarterly on the twentieth day following the end of each calendar quarter; provided that, on February 10, 2020, the Subscription Agreement was amended to provide that the first quarterly interest payment (including the amount accrued from November 8, 2019 through December 31, 2019) would be due on the twentieth day following March 31, 2020.  The loans under the Subscription Agreement mature on November 6, 2028, at which time all outstanding principal balances shall be repaid. The loans also carry a 2.00% payment-in-kind interest (PIK), payable on repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee. Each tranche may include sub-tranches, which may have a different interest rate than other promissory certificates under its related tranche.

Pursuant to the Subscription Agreement, AP WIP Investments Borrower is subject to certain financial condition and testing covenants (such as interest coverage of 1.5x and leverage cap of 12.0x eligible annual cash flow) as well as restrictive and operating covenants relating to, among others, future indebtedness and liens and other material activities of AP WIP Investments Borrower and its affiliates.  As of September 30, 2020 and December 31, 2019, AP WIP Investments Borrower was in compliance with all covenants associated with the Subscription Agreement. The amounts outstanding under the Subscription Agreement as of September 30, 2020 and December 31, 2019 totaled $81.1 million and $76.6 million, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

While our significant accounting policies are described in greater detail in the notes to our consolidated financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Real Property Interests

Our core business is to contract for the purchase of cell site leasehold interests either through an up-front payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets. Real property interests include costs recorded under cell site leasehold interest arrangements either as intangible assets or right of use assets, depending on whether or not the arrangement is determined to be a lease at the inception of the agreement. For acquisitions of real property interests that meet the definition of an asset acquisition, the cell site leasehold interests are recorded as intangible assets and are stated at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of these real property interests, which is estimated as the lesser of the useful life of the underlying cell site asset or the term of the arrangement.

ASC Topic 842, Leases (“ASC 842”), requires us to recognize a right-of-use asset and a lease liability arising from a lease arrangement, which also must be classified as either a financing or an operating lease. This classification determines whether the lease expense associated with future lease payments is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

On January 1, 2019, the Predecessor adopted the guidance under ASC 842 using the modified retrospective method applied to lease arrangements that were in place on the transition date. Results for reporting periods beginning January 1, 2019 are presented under the new standard, while prior-period amounts are not adjusted and continue to be reported in accordance with accounting under the previously applicable guidance.

The Predecessor elected certain available practical expedients which permit the adopter to not reassess certain items upon adoption, including: (i) whether any existing contracts are or contain leases, (ii) the classification of existing leases, (iii) initial direct costs for existing leases and (iv) short-term leases, which permits an adopter to not apply the lease standard to leases with a remaining maturity of one year or less and applied the new lease accounting standard to all leases, including short-term leases. The Predecessor also elected the practical expedient related to easements, which permits carryforward accounting treatment for land easements (included in cell site leasehold interests in the consolidated balance sheets) on existing agreements.

Commencing with the adoption of ASC 842, we determine if an arrangement, including cell site leasehold interest arrangements, is a lease at the inception of the agreement. We consider an arrangement to be a lease if it conveys the right to control the use of the asset for a specific period of time in exchange for consideration.

Our lease liability, recorded in real property interest liabilities, is the present value of the remaining minimum rental payments to be made over the remaining lease term, including renewal options reasonably certain to be exercised. We also consider termination options and factors those into the determination of lease payments when appropriate. To determine the lease term, we consider all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the cell site’s estimated economic life. Leases with an initial term of twelve months or less are not recorded in the consolidated balance sheet. The finance lease right-of-use asset is amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement, which is estimated to be twenty-five years.

The Company continually reassesses the estimated useful lives used in determining amortization of its real property interests. The Predecessor reviewed its estimates of the useful lives of its existing cell site leasehold interest arrangements as of January 1, 2019. Assessments of the remaining useful lives of the underlying cell site assets associated with leasehold interest arrangements indicated that the estimated useful lives used in the determination of amortization expense of cell site leasehold interests accounted for as asset acquisitions should be increased based upon the Predecessor’s experience as well as observable industry data. Accordingly, as of January 1, 2019, the Predecessor adjusted the remaining useful life of the existing cell site leasehold interests based on a twenty five-year useful life of the underlying cell site asset, which previously was considered to be a fifteen-year useful life. This change in estimate was accounted for prospectively effective January 1, 2019, and resulted in a decrease in amortization and depreciation expense, operating loss and net loss of $13,259 for the year ended December 31, 2019 from that which would have been reported if the previous estimates of useful life had been used.

Long-Lived Assets, Including Definite-Lived Intangible Assets

Our primary long-lived assets include real property interests and intangible assets. Intangible assets recorded for in-place tenant leases are stated at cost less accumulated amortization and are amortized on a straight-line basis over the remaining cell site lease term with the in-place tenant, including ordinary renewals at the option of the tenant. The carrying amount of any long-lived asset group is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Revenue Recognition

We receive rental payments from in-place tenants of wireless communication sites under operating lease agreements. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease, not including renewal terms, since the operating lease arrangements are cancellable by both parties. Rent received in advance is recorded when we receive advance rental payments from the in-place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance.

Accounting Pronouncements Update

For a discussion of recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements included in this Quarterly Report.

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides, however, that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to opt out of such extended transition period. As a result, we will adopt new or revised accounting standards on the same timeline as other public companies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our activities expose us to a variety of financial risks, including translational exchange rate risk, interest rate risk, credit risk and liquidity risk. Risk management is led by senior management and is mainly carried out by the finance department.

Translational Exchange Rate Risk

We are exposed to foreign exchange rate risk arising from the retranslation of our debt agreements in currencies other than its functional currency. In particular, this affects Euro and Pound Sterling loan balances and fluctuation in these loan balances is caused by variation in the closing exchange rates from Euro and Pound Sterling to the U.S. dollar. As of September 30, 2020, 49.7% and 35.7% of our total debt outstanding was denominated in Euros and Pound Sterling, respectively. We are also exposed to translational foreign exchange impacts when we convert our international subsidiaries’ financial statements to U.S. dollars from the local currency.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the Successor period from February 10 to September 30, 2020 and the Predecessor periods from January 1 to February 9, 2020 and the nine-month period ended September 30, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates would not have a material impact on its consolidated financial statements.

Interest Rate Risk

All of our borrowed funds are at fixed interest rates. If we were to borrow funds that have floating interest rates, we would expect to manage this risk by maintaining an appropriate mix between fixed and floating rate borrowings and hedging activities. During the Successor period from February 10 to September 30, 2020 and the Predecessor periods from January 1 to February 9, 2020 and the nine-month period ended September 30, 2019, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the consolidated results of operations.

Credit Risk

In the event of a default by a tenant, we will suffer a shortfall in revenue and incur additional costs, including expenses incurred to attempt to recover the defaulted amounts and legal expenses. Although we monitor the creditworthiness of our customers and maintain minimal trade receivable balances on an asset by asset basis, a substantial portion of our revenue is derived from a small number of customers. The loss, consolidation or financial instability of, or network sharing among, any of the limited number of customers may materially decrease revenue.

Liquidity Risk

We manage our liquidity risk by maintaining adequate reserves and banking facilities and continuously monitoring forecasted and actual cash flows. As of September 30, 2020, cash and cash equivalents was $169.1 million, restricted cash was $154.8 million and total outstanding borrowings under debt agreements was $705.3 million. We have remained compliant with all the covenants contained in our debt obligations throughout the periods presented.

ITEM 4.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2020 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in Item 3 of the Company’s Post-Effective Amendment to Form S-4 (File No. 333-240173) filed on October 21, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, we did not make any repurchases or unregistered sales of our Class A Common Stock.

Item 6. Exhibits.

Exhibit Index

Number	Description

2.1†

Agreement and Plan of Merger, dated as of November 19, 2019, by and among the Company, AP WIP Investments Holdings, LP, Associated Partners, L.P., APW OpCo, LLC, LAH Merger Sub LLC, and Associated Partners, L.P., as the Company Partners’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

3.1

Certificate of Incorporation of Radius Global Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-4 (File 333-240173), filed on October 21, 2020).

3.2

Bylaws of Radius Global Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-4 (File 333-240173), filed on October 21, 2020).

10.1

Registration Rights Agreement, dated as of July 10, 2020, by and among the Company, Centerbridge Partners Real Estate Fund, L.P., Centerbridge Partners Real Estate Fund SBS, L.P., Centerbridge Special Credit Partners III, L.P. and Centerbridge Partners, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.2†

First Amendment to the Facility Agreement, dated as of August 26, 2020, by and among AP WIP International Holdings, LLC, as borrower, AP WIP Investments, LLC, as parent, AP Service Company, LLC, as servicer, Goldman Sachs Lending Partners LLC, as agent for the finance parties, GLAS Trust Corporation Limited, as security agent for the secured parties, and Telecom Credit Infrastructure Designated Activity Company, as original lender (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on September 11, 2020).

10.3†

Second Amended and Restated Limited Liability Company Agreement of APW OpCo LLC, dated July 31, 2020 (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on September 11, 2020).

10.4+

Radius Global Infrastructure, Inc. 2020 Equity Incentive Plan, as amended and restated as of October 2, 2020 (incorporated by reference to Exhibit 10.23 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-4 (File 333-240173), filed on October 21, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications filed pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Certain schedules and exhibits have been omitted pursuant to Rule 601(a)(5) of Regulation S-K under the Securities Act. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

+	Indicates a management or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS GLOBAL INFRASTRUCTURE, INC.

November 16, 2020	/s/ Glenn Breisinger
Glenn Breisinger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 16, 2020	/s/ Gary Tomeo
Gary Tomeo
Chief Accounting Officer
(Principal Accounting Officer)