Form 10-K
period 2020-12-31
Radius Global Infrastructure, Inc.
filed 2021-03-30
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39568

Radius Global Infrastructure, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1524226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
660 Madison Avenue, Suite 1435 New York, New York	10065
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 301-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	RADI	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐    NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

There was no active U.S. trading market for the registrant’s common equity as of June 30, 2020. The registrant’s Class A Common Stock, par value $0.001 per share, began trading on The NASDAQ Global Market on October 5, 2020. The registrant’s common equity was formerly listed on the London Stock Exchange (“LSE”) but ceased trading on the LSE on October 2, 2020 prior to the registrant’s listing on NASDAQ. The aggregate market value of the outstanding common equity held by non-affiliates of the registrant as of June 30, 2020, was $339,664,500 based on the closing price of the registrant’s ordinary shares as reported on LSE on such date.

The number of shares of Registrant’s Common Stock outstanding as of March 23, 2021 was 60,995,911.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

i

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K (“Form 10-K”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Other important factors that we think could cause our actual results to differ materially from expected results are summarized below, including the ongoing impact of the current outbreak of the novel coronavirus ("COVID-19"), on the U.S., regional and global economies, the U.S. sustainable infrastructure market and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in this Form 10-K and in our subsequent filings under the Exchange Act. Other factors besides those listed could also adversely affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the timing of the successful distribution of an effective vaccine.

Statements regarding the following subjects, among others, may be forward-looking:

•	the extent to which wireless carriers or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure to a significant degree;
•	the extent to which new technologies reduce demand for wireless infrastructure;
•	competition for assets;
•	whether the Tenant Leases for the wireless communication tower or antennae located on our real property interests are renewed with similar rates or at all;
•

the extent of unexpected lease cancellations, given that substantially all of the Tenant Leases associated with our assets may be terminated upon limited notice by the wireless carrier or tower company and unexpected lease cancellations could materially impact cash flow from operations;

•	economic, political, cultural and other risks to our operations outside the U.S., including risks associated with fluctuations in foreign currency exchange rates and local inflation rates;
•	the effect of foreign currency exchange rates;
•	the effect of the Electronic Communications Code enacted in the United Kingdom, which may limit the amount of lease income we generate in the United Kingdom;
•

the extent to which we continue to grow at an accelerated rate, which may prevent us from achieving profitability or positive cash flow at a company level (as determined in accordance with GAAP) for the foreseeable future, particularly given the APW Group’s history of net losses and negative net cash flow;

•	the fact that we have incurred a significant amount of debt and may in the future incur additional indebtedness;
•	the extent to which the terms of our debt agreements limit our flexibility in operating our business;
•	the ongoing COVID-19 (coronavirus) pandemic and the response thereto;
•	the extent to which unfavorable capital markets environments impair our growth strategy, which requires access to new capital;
•	the adverse effect that increased market interest rates may have on our interest costs, the value of our assets and on the growth of our business;

ii

•	the adverse effect that perceived health risks from radio frequency energy may have on the demand for wireless communication services;
•	our ability to protect and enforce our real property interests in, or contractual rights to, the revenue streams generated by leases on our communications sites;
•	the loss, consolidation or financial instability of any of our limited number of customers;
•	our ability to pay dividends, including dividends we may be required to pay on our Class A Common Shares, or satisfy our financial obligations;
•

whether we are required to issue additional Class A Common Shares pursuant to the terms of the Series A Founder Preferred Shares or the APW OpCo LLC Agreement or upon the exercise of the Warrants or options to acquire Class A Common Shares, which would dilute the interests of our securityholders in the Class A Common Shares;

•	the possibility that an active, liquid and orderly trading market for our securities may not develop or be maintained;
•

the possibility that securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely;

•

the possibility that the Warrants may not be in the money at a time when they are exercisable or may be mandatorily redeemed prior to their exercise, which may render them worthless to the Warrant holders;

•

the effect that the significant resources and management attention required as a U.S. public company may have on our results and on our ability to attract and retain executive management and qualified Board members; and

•	the other risks and uncertainties described under “Risk Factors”.

Any capitalized terms not otherwise defined above have been defined elsewhere in this Form 10-K.

Forward-looking statements are based on beliefs, assumptions and expectations as of the date of this Form 10-K. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

iii

PART I

Summary of Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

Risks Relating to our Industry

•

If the wireless carriers or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure to a significant degree, our business and profitability could be materially and adversely affected; and

•	New technologies may significantly reduce demand for wireless infrastructure and therefore negatively impact our revenue and future growth.

Risks Relating to our Business

•

We may become involved in expensive litigation or other contentious legal proceedings relating to its real property interests and contractual rights, the outcome of which is unpredictable and could require us to change its business model in certain jurisdictions or exit certain markets altogether;

•	Competition for assets could adversely affect our ability to achieve its anticipated growth;
•

If the Tenant Leases for the wireless communication tower or antennae located on our real property interests are not renewed with similar rates or at all, our future revenue may be materially affected;

•

Substantially all of the Tenant Leases associated with our assets may be terminated upon limited notice by the wireless carrier or tower company, and unexpected lease cancellations could materially impact cash flow from operations; and

•	The ongoing COVID-19 (coronavirus) pandemic could have a material adverse effect on our results of operations and financial condition.

Risks Relating to our Financial Performance or General Economic Conditions

•

We have a history of net losses and negative net cash flow; if we continue to grow at an accelerated rate, it may be unable to achieve profitability or positive cash flow at a company level (as determined in accordance with generally accepted accounting principles in the U.S. or “GAAP”) for the foreseeable future;

•

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may, in the longer term, limit the funds available to us; and

•	Our growth strategy requires access to new capital, which could be impaired by unfavorable capital markets.

Risks Relating to Laws and Regulation

•

The Electronic Communications Code enacted in the United Kingdom may limit the amount of lease income we generate in the United Kingdom, which would have a material adverse effect on our results of operations and financial condition;

Risks relating to the APW Acquisition

•	We may have limited redress in respect of claims under the APW Merger Agreement.

Risks Relating to our Securities

•

We have been, and may in the future, be required to issue additional Class A Common Shares pursuant to the terms of the Series A Founder Preferred Shares, and such additional issuances may dilute your interests in the Class A Common Shares; and

•	We will be required to issue additional Class A Common Shares upon the exercise of the Warrants and/or our options, which may dilute your interests in the Class A Common Shares.

General Risk Factors

•	Future sales of substantial amounts of our securities, or the perception that such sales could occur, may have an adverse effect on the price of our securities; and
•	The market price of our securities may fluctuate significantly, and such volatility could adversely affect your investment in our securities.

Any capitalized terms not otherwise defined above have been defined elsewhere in this Form 10-K.

Item 1. Business.

Our Company

Radius Global Infrastructure, Inc. (“Radius” or the “Company”) is a holding company with no material assets other than cash and its limited liability company interests in APW OpCo LLC (“APW OpCo”), a Delaware limited liability company and the sole limited partner of AP WIP Investments Holdings, LP (“AP Wireless”), which in turn is the direct parent of AP WIP Investments, LLC (“AP WIP Investments” and collectively with its consolidated subsidiaries, the “APW Group”. Radius was incorporated under the laws of the British Virgin Islands on November 1, 2017, then known as Landscape Acquisition Holdings Limited (“Landscape”), and was formed to undertake an acquisition of a target company or business. On November 20, 2017, the ordinary shares (the “Ordinary Shares”) and warrants to purchase Ordinary Shares (the “Warrants”) of Landscape were admitted to listing on the London Stock Exchange (“LSE”), and Landscape raised approximately $500 million before expenses through its initial placement of 48,400,000 Ordinary Shares and the Warrants on behalf of the Company on November 20, 2017 (the “2017 Placing”) and a private subscription by Noam Gottesman and Michael D. Fascitelli for the series A founder preferred shares, no par value.

On February 10, 2020 (the “Acquisition Closing Date”), Landscape completed the acquisition of the APW Group from Associated Partners, LP, a Guernsey limited partnership (“Associated Partners”) and was renamed Digital Landscape Group, Inc. On October 2, 2020, the Company effected a discontinuance under Section 184 of the BVI Business Companies Act, 2004, as amended (the “Companies Act”), and a domestication under Section 388 of the General Corporation Law of the State of Delaware, pursuant to which the Company’s jurisdiction of incorporation was changed from the British Virgin Islands to the State of Delaware (the “Domestication”). Effective upon the Domestication, the Company was renamed “Radius Global Infrastructure, Inc.” On October 2, 2020, in connection with the Domestication, the Company delisted its Ordinary Shares and Warrants from trading on the LSE and on October 5, 2020 began trading its shares of shares of Class A common stock, par value $0.0001 (the “Class A Common Shares” or “Class A Shares”) on the Nasdaq Global Market (“Nasdaq”) under the symbol “RADI”.

For more information relating to the acquisition of the APW Group, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments—The APW Acquisition”. Except as the context otherwise requires, references in the following discussion to the “Company”, “Radius”, “we”, “our” or “us” with respect to periods prior to the Acquisition Closing Date are to our “Predecessor”, the APW Group, and its operations prior to the Acquisition Closing Date; such references with respect to periods after to the Acquisition Closing Date are to our “Successor”, Radius and its subsidiaries (including the APW Group), and their operations after the Acquisition Closing Date.

The APW Group was established as a U.S. cell site lease aggregator in 2010 and made its first foreign lease investment in November of 2011. Since that time, it has entered into, and holds assets in, a total of 18 jurisdictions in addition to the U.S. We believe that the APW Group is a “first mover” in many of these jurisdictions; that is, until its market entry no other parties were engaged in the systematic aggregation of cell site leases in any kind of scale.

Our Business

Through our ownership of the APW Group, we are one of the largest international aggregators of rental streams underlying wireless sites through the acquisition of wireless telecom real property interests and contractual rights. We purchase, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing ground lease or rooftop lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae (each such lease, a “Tenant Lease”). Typically, we acquire the rental streams by way of a purchase of a real property interest in the land underlying the wireless tower or antennae, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides us with the right to receive all communications rents relating to the property, including the rents from the Tenant Lease. In addition, we purchase contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

As of December 31, 2020 and 2019, we had interests in 7,189 and 6,046 leases that generate rents for us, respectively. These leases related to properties that were situated on 5,427 and 4,586 different communications sites, respectively, throughout the United States and 18 other countries. Our revenue was $62.9 million for the period from February 10, 2020 to December 31, 2020 (Successor) and $6.8 million for the period from January 1, 2020 to February 9, 2020 (Predecessor). As of December 31, 2020, annualized contractual revenue from the rents expected to be collected on the leases we had in place at that time (the annualized “in-place rents”) from the APW Group assets was approximately $84.1 million. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”.

We believe that our business model and the nature of our assets provides us with stable, predictable and growing cash flow. First, we seek to acquire real property interests and rental streams subject to triple net or effectively triple net lease arrangements, whereby all taxes, utilities, maintenance costs and insurance are the responsibility of either the owner of the tower or antennae or the property owner. Furthermore, Tenant Leases contain contractual rent increase clauses, or “rent escalators”, calculated either as a fixed rate, typically between 2% and 3%, or tied to a consumer price index (“CPI”), or subject to open market valuation (“OMV”). As of December 31, 2020, approximately 99% of the Company’s Tenant Leases had contractual rent escalators; approximately 69% (as a percentage of revenue for the year ended December 31, 2020) and 73% (as a percentage of annualized in-place rents as of December 31, 2020) of our Tenant Lease contractual rent escalators were either tied to a local CPI or subject to OMV, and the remainder were fixed escalators. In addition, the APW Group has historically experienced low annual churn as a percentage of revenue, ranging from 1% to 2% during the fiscal years ended December 31, 2020 and 2019, primarily due to the significant network challenges and expenses incurred by owners of wireless communications towers and antennae in connection with the relocation of these infrastructure assets to alternative sites. Finally, we seek to obtain the ability to negotiate amendments and renewals of our Tenant Leases, thereby providing us with additional recurring revenue and one-time fees.

Strategy

We seek to continually expand our business primarily by implementing organic growth strategies, including expanding into different geographies, asset classes and technologies; continued acquisition of real estate interests and contractual rights (as well as other revenue streams) supporting wireless communications sites and other communications infrastructure (as well as through annual rent escalators, the addition of new tenants and/or lease modifications); and developing a portfolio of infrastructure assets including through acquisition or build to suit. We intend to achieve these objectives by executing the following strategies:

Grow Through Additional Acquisitions. We intend to pursue acquisitions of real property interests and contractual rights underlying wireless communications cell sites, utilizing the expertise of our management and our proven, proprietary underwriting process to identify and assess potential acquisitions. When acquiring real property interests and contractual rights, we aim to target communications infrastructure locations that are essential to the ongoing operations and profitability of the respective tenants, which we expect will result in continued high tenant occupancy and cash flow stability. We established a local presence in the countries in which we operate and we expect to expand our operating geographic footprint to additional jurisdictions. In addition, we can utilize our advanced acquisition expertise to pursue acquisitions and investments in either single assets or portfolios of assets.

Increase Cash Flow Without Additional Capital Investment. We seek to organically grow our cash flow on our existing portfolio without additional capital investment through (i) contractual rent escalations, (ii) lease renewals, at higher rates, with existing tenants, (iii) rent increases based on equipment, technology or site modification upgrades at our infrastructure locations and (iv) the addition of new tenants to existing locations.

Leverage Existing Platform to Expand our Business into the Broader Communications Infrastructure. We intend to explore other potential areas of growth within the communications infrastructure market segment that have similar characteristics to our core “Tenant Lease” (i.e., an existing ground lease or rooftop lease between a property owner and an owner of a wireless tower or antennae) business and plan to explore expansion into other existing rental streams underlying critical communications infrastructure. Areas of expansion may include investing in Tenant Leases underneath (i) mobile switching centers/fiber aggregation points, which is a telephone exchange that makes the connection between mobile users within a network, from mobile users to the public switched telephone network, and from mobile users to other mobile networks and houses a high density of fiber interconnection points, (ii) data centers, which is a large group of networked computer servers typically used by organizations for remote storage, processing or distribution of large amounts of data that are typically located in a stand-alone building, and (iii) distributed antenna system (DAS) networks, which is a way to address isolated spots of poor coverage in a large building or facility (such as a hospital or transportation hub) by installing a network of small antennae to serve as repeaters.

Explore Expansion Opportunities into Digital Infrastructure Assets. As part of our expansion strategy, we intend to explore opportunities to develop other digital infrastructure assets, including build-to suit-opportunities where we would be contracted to build communications infrastructure (such as wireless towers) and lease such equipment to tenants on a long-term basis. Cell:cm Chartered Surveyors, which is a wholly-owned subsidiary within the APW Group, already offers building consultancy services including architecture and design, building and roof maintenance, building surveys and development, and project monitoring.

Our Assets

Types of Assets

As of December 31, 2020, we have acquired a total of 7,544 leases since the inception of the APW Group in 2010 (including non-renewed or terminated leases). As of December 31, 2020 and 2019, we had interests in 7,189 and 6,046 leases that generate rents for us, respectively. These outstanding leases related to properties that were situated on 5,427 and 4,586 different communications sites, respectively. Each of these “assets” is the right to receive the rent payable under the Tenant Lease entered into between the property owner or current lessor of the property and the owner of the wireless communication towers or antennae located on such site. These tower or antennae owners are typically either wireless carriers (mobile network operators, or “MNOs”) or tower companies. We acquire these interests primarily through individually negotiated transactions with the property owners. Our revenue growth rate has historically ranged from approximately 3% to 4.5%, and approximately 1% to 2% of our leases are lost annually due to non-renewal or terminations.

The majority of these assets are real property interests of varying legal structures (such as, easements, usufructs, leases, surface rights or fee simple interests), which provide the Company the right to receive the income from the Tenant Lease rental payments over a specified duration. The real property right granted to us is typically limited to the land underlying the area of the communication asset. However, in certain circumstances we purchase interest in a larger portion of the real property. For rooftop interests, we typically create an interest in the entire rooftop rather than just the portion of the rooftop underlying an antenna, to permit it to grant additional rights to new or existing tower or antenna operators. The scope of the real property interest is also typically tied to our use for wireless communication assets. We also purchase contractual rights in the rental stream, such as through an assignment of rents, either individually or in connection with the purchase of the real property right.

As set forth in the table below, approximately 87% and 91% of the total portfolio was generated from real property interests (including fee simple interests), based on total revenue for the year ended December 31, 2020 and annualized in-place rents as of December 31, 2020, respectively, and 8% was generated from contractual property interests, based on total revenue for the year ended December 31, 2020 and annualized in-place rents as of December 31, 2020, respectively. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”. Our revenue was $62.9 million for the period from February 10, 2020 to December 31, 2020 (Successor) and $6.8 million for the period from January 1, 2020 to February 9, 2020 (Predecessor). The revenue reported in the table below for each component combines revenues earned in the Successor and Predecessor periods.

(in thousands)	Revenue for the year ended December 31, 2020		Percentage of Total	Annualized In-Place Rents as of December 31, 2020		Percentage of Total Annualized In-Place
Asset Type	U.S.	International	Revenue	U.S.	International	Rents
Real Property Interests (including Fee Simple Interests)	$16,062	$44,712	87%	$16,707	$60,014	91%
Contractual Rights without a Real Property Interest	620	5,532	9%	581	6,769	9%
Other (a)	—	2,833	4%	—	—	0%
Total	$16,682	$53,077	100%	$17,288	$66,783	100%

(a)	Relates to Cell:cm operations.

Real Property Interests. As of December 31, 2020, we had an aggregate of 6,148 leases arising from real property interests, other than fee simple interests. These real property interests vary by jurisdiction and often bifurcate portions of ownership. In the U.S. the real property interests are generally easements. In the United Kingdom, we typically enter into “head leases” with the property owner or leaseholder which, as a matter of law, inserts us between the property owner or leaseholder and the Tenant. In other jurisdictions, we may purchase from the property owners (i) a “usufruct”, which is a real property right that provides us with the ability to benefit from a property arising from the specified use (in this case use for wireless communications services) for a specified duration or (ii) a “surface right”, which is a real property right to benefit from and use the surface of a property for a specified duration. Under a Usufruct or Surface Right, we become, in accordance with local law, the legal beneficiary of any leases pre-existing on such property and typically have the right to negotiate any new leases during the specified duration. At the end of the specified duration, the full property rights again are vested in the property owner. In each case, these real property rights are registered with the property registry in the applicable jurisdiction to provide constructive notice of such interests and to protect against subsequent creditors.

As of December 31, 2020, we had an aggregate 1,041 assets associated with fee simple interests in land. These assets were primarily held in the United Kingdom (593), Italy (82), the United States (45) and The Netherlands (53). Fee simple ownership confers the greatest bundle of property rights available to us in any jurisdiction. The size of these land holdings is typically limited to the land underlying the communication structure and, in certain cases, the surrounding areas for ancillary buildings. When we hold a fee simple interest in land, we will enter into a Tenant Lease directly with the tower owner (the MNO or tower company). In substantially all of our fee simple interests, we have entered into a Tenant Lease that imposes on the tower owner responsibility for taxes, insurance, maintenance and utilities for such property.

Contractual Rights. In addition to real property rights, we acquire contractual rights by way of an assignment of rents, typically where legal limitations of local real estate law or commercial circumstances do not make the acquisition of a real property interest practical. These assignments of rent also arise with rooftops where the building is owned by a condominium or governmental entity and it is not feasible to obtain a real property interest. The rent assignment is a contractual obligation pursuant to which the property owner assigns its right to receive the rent arising under the Tenant Lease to us. A rent assignment relates only to an existing Tenant Lease and therefore would not provide us with the ability automatically to benefit from lease renewals beyond those provided for in the existing Tenant Lease. However, in these cases, we either limit the purchase price of the asset to the term of the current Tenant Lease or obtain an irrevocable power of attorney from the property owner that provides us with the ability to negotiate future leases and a contractual obligation from the property owner to assign rental streams from future Tenant Lease renewals.

Common Asset Attributes

Non-disturbance Agreements. When we acquire a real property interest in connection with a property subject to a mortgage, we usually also enter into a non-disturbance agreement (or local equivalent) with the mortgage lender in order to protect us from potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non-disturbance agreement (or local equivalent), extinguish our real property interest. In some instances where we obtain non-disturbance agreements, we remain subordinated to some indebtedness. As of December 31, 2020 and 2019, substantially all of our real property interests were either subject to non-disturbance agreements or had been otherwise recorded in local real estate records in senior positions to any mortgages.

Revenue Sharing. In most jurisdictions, the instruments granting us the real property interests or contractual rights often contain revenue sharing arrangements with property owners. These revenue sharing arrangements have varying structures and terms, but generally provide that, upon an increase in the rent due under a new Tenant Lease, the existing lease or a renewal of such lease, the property owner is entitled to receive a percentage of the additional rent payments. These revenue sharing amounts are individually negotiated and range from 20% to 50%.

Triple Net Nature of the Assets. Through the acquisition of real property interests and contractual rights from the property owner, we obtain the property owner’s rights to the rental streams payable under the Tenant Lease. Generally, we do not assume, and contract back to the property owner, the obligations under the pre-existing Tenant Lease, such as the obligations to provide quiet enjoyment of the property or to pay property taxes. Typically, our assets are subject to triple net or effectively triple net lease arrangements, meaning that the tenants or the underlying property owners are contractually responsible for property level operating expenses, including taxes, utilities, maintenance capital and operating expenditures and insurance. For the years ended December 31, 2020 and 2019, our property taxes, utilities, maintenance and insurance expenses were less than 1% of revenue. We believe that our triple net and effectively triple net lease arrangements support a stable, consistent and predictable cash flow profile due to the following characteristics:

•	no equipment maintenance costs or obligations;
•	no property level maintenance capital expenditures; and
•	limited property tax, utilities, or insurance obligations.

Assets with triple net lease arrangements represented 85% of revenue for the year ended December 31, 2020 and 82% of annualized in-place rents as of December 31, 2020. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations—Non-GAAP Financial Measures”.

Asset Terms. The terms of our real property interests, other than our fee simple interests, generally range from 30 years to 99 years, although some are shorter, and provide us with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. As of December 31, 2020, the weighted average remaining term of our real property interests was 49.4 years and specifically, 49.6 years for our interests in North America, 55.1 years for our interests in Europe and 27.2 years for our interests in South America. In most cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides us with the right and opportunity for renewals and extensions. For more information regarding the terms of our Tenant Leases, see “Item 1. Business- Tenant Lease Terms”. The table below provides an overview of the remaining term under our real property interests and contractual rights as of December 31, 2020.

Remaining Asset Term	Revenue for year ended December 31, 2020 (in thousands) *	Percentage of Total Revenue *	Number of Leases as of December 31, 2020	Annualized In- Place Rents as of December 31, 2020 (in thousands) **	Percentage of Total Annualized In-Place Rents **
5 years or less	$173	0%	8	$173	0%
5 to 20 years	8,749	13%	785	9,646	11%
20 to 40 years	31,489	47%	3,615	38,925	47%
40 to 60 years	9,264	14%	892	9,943	12%
> 60 years	17,251	26%	1,889	25,384	30%
Total	$66,926	100%	7,189	$84,071	100%

*	Revenue reported for each component combines revenues earned in the Successor and Predecessor periods and excludes revenue from “Other” Asset Types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”.

Communication Structures. Our real property interests and contractual rights typically underlie either a wireless communications tower or an antenna. Our structure types include rooftop sites, wireless towers (including monopoles, self-supporting towers, stealth towers and guyed towers) and other structures (including, for example, water towers and church steeples) on which wireless communications assets are located. The table below provides an overview of our portfolio of assets by structure type. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”. Our revenue was $62.9 million for the period from February 10, 2020 to December 31, 2020 (Successor) and $6.8 million for the period from January 1, 2020 to February 9, 2020 (Predecessor). The revenue reported in the table below for each component combines revenues earned in the Successor and Predecessor periods.

Structure Type	Revenue for the year ended December 31, 2020 (in thousands) *	Percentage of Total Revenue *	Annualized In- Place Rents as of December 31, 2020 (in thousands) **	Percentage of Total Annualized In- Place Rents **
Towers	$40,184	60%	$47,462	56%
Rooftops	22,363	33%	25,514	30%
Other Structures	4,379	7%	11,095	14%
Total	$66,926	100%	$84,071	100%

*	Revenue reported for each component combines revenues earned in the Successor and Predecessor periods and excludes revenue from “Other” Asset Types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”.

Geographic Distribution

We own assets throughout the United States and the following 18 countries: Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, Hungary, Ireland, Italy, Mexico, Netherlands, Portugal, Romania, Spain, United Kingdom and Turkey. As of December 31, 2020, approximately 23% of our sites were located in North America, approximately 59% of our sites were located in Europe and approximately 18% of our sites were located in South America.

Global Operations

The Radius corporate offices are located in New York, New York and Bala Cynwyd, Pennsylvania. The APW Group’s operations are headquartered in San Diego, California, with offices also in the following regions: (i) Northern Europe (the United Kingdom, Ireland, the Netherlands, Belgium, Germany and Hungary), (ii) Southern Europe and Brazil (France, Spain, Italy, Romania, Turkey and Portugal and Brazil), (iii) Spanish LatAm (Mexico, Colombia and Chile), and (iv) North America and Australia. Executive, regional and country leaders have responsibility across the full range of the APW Group’s activities, from acquisitions to property management.

These activities include (i) establishing and executing our world-wide strategies, (ii) determining the investment structures and documentation used in each of our target jurisdictions, (iii) investment targeting, (iv) developing marketing strategies and materials, (v) finalizing and submitting asset acquisitions for consideration, including pricing, (vi) underwriting, including commercial due diligence, (vii) providing legal functions and managing regional and local legal departments, (viii) property management, including revenue enhancement, (ix) accounting, finance and tax, (x) human resources, (xi) developing and maintaining global systems and processes and (xii) managing and tracking key performance indicators (KPIs).

The table below sets forth our top geographic markets, based on a percentage of revenue for the year ended December 31, 2020 and annualized in-place rents as of December 31, 2020.

	Successor	Predecessor
Country	Period from February 10 to December 31, 2020	Period from January 1 to February 9, 2020	Annualized In- Place Rents as of December 31, 2020 (in thousands) *	Percentage of Total Annualized In- Place Rents *
United States	$14,880	$1,775	$17,288	20%
United Kingdom	17,126	1,927	18,133	22%
Eurozone Countries	15,243	1,418	27,096	32%
Other	15,674	1,716	21,554	26%
Total	$62,923	$6,836	$84,071	100%

*

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”.

The table below presents our principal jurisdictions, calculated on a percentage of revenue generated for the years ended December 31, 2020 and 2019 (based on the billing addresses of the related in-place tenants).

	Successor	Predecessor
Country	Period from February 10 to December 31, 2020	Period from January 1 to February 9, 2020	Year ended December 31, 2019
United States	24%	26%	28%
United Kingdom	27%	28%	28%
Eurozone Countries	24%	21%	16%
Other	25%	25%	28%
Total	100%	100%	100%

Before entering into a new geographic market, we evaluate numerous factors, including the following: (i) political stability, (ii) the rule of law, including the ability to obtain judicial enforcement of our property rights and contract rights, (iii) the reliability, quality, and accessibility of local property registries, (iv) macro-economic fundamentals, including inflation and exchange rates, (v) the ability to raise reasonably priced debt to support local acquisitions, (vi) the total addressable market, (vii) taxes, including transfer and/or recordation taxes and indirect taxes such as VAT, (viii) regulatory issues, if any, (ix) the extent of competition in and the maturity of the wireless communications market, (x) consolidation risk among tower companies and wireless carriers, (xi) the potential for sale-leasebacks and/or lease-leasebacks between wireless carriers and tower companies, (xii) passive and active network sharing risk between wireless carriers, (xiii) the nature and creditworthiness of the local tower companies and/or wireless carriers, (xiv) our relationships with local tower companies and wireless carriers in the market based on our operations in other markets, and (xv) the overall cultural compatibility with the target jurisdiction in question.

Tenant Base

The counterparties to the Tenant Leases from which we derive our revenue are generally either large, investment grade MNOs or tower companies that have a national or international footprint. For the year ended December 31, 2020, our top 20 tenants comprised 82% of our revenue. As of December 31, 2020, our top 20 tenants represented 82% of our annualized in-place rents. Such investment grade tenants, which include AT&T Mobility, Verizon, Telefónica, Orange, Telstra and Vodafone in the wireless carrier industry and American Tower and Crown Castle in the cellular tower industry, also constituted 80% of the revenue of our top 20 customers. For the year ended December 31, 2020, our top five tenants generated approximately 39% of our revenue, and, as of December 31, 2020, generated approximately 40% of our annualized in-place rents. In addition, for the year ended December 31, 2020, investment grade tenants comprised approximately 84% of total revenue. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”.

Our property rights enable us to benefit from the high renewal rates experienced in the cellular industry. Based on the technical challenges and significant expense associated with the decommissioning and repositioning of an existing antennae within a carrier’s network, and the potential adverse effect on the carrier’s network quality and coverage, churn in the wireless industry has historically been low. Furthermore, zoning restrictions in many countries have typically significantly delayed, hindered or prevented the construction of new sites, thereby limiting the alternatives available to carriers. In addition, as carriers seek to expand network coverage, we expect that carriers will seek to deploy additional antennae through co-location on existing towers and rooftops, positioning us to benefit from additional revenue opportunities on many of the towers and other structures located on sites where we hold real property interests. We believe each of these attributes helps us achieve stable, consistent and predictable cash flow.

We monitor tenant credit quality on an ongoing basis by reviewing, where available, the publicly filed financial reports, press releases and other publicly available industry information regarding the parent entities of tenants.

Tenant Lease Terms

The Tenant Leases underlying our assets are typically structured with automatically renewable periodic terms. Tenant Leases, as originally entered into with the property owners and classified as operating leases, typically have initial stated terms of 5 years, with multiple 5-year renewal periods at the option of the tenant. As of December 31, 2020, the average remaining lease term of our Tenant Leases is approximately 9 years including renewal terms. Our Tenant Leases produce an average of approximately $975 per month in GAAP rental payments but can range above and below that significantly. In addition, substantially all of our Tenant Leases include built in rent escalators, which are typically structured as fixed amount increases, fixed percentage increases, CPI increases, or open market review (“OMV”) increases and increase rent annually or on the renewal of the lease term. As of December 31, 2020, approximately 99% of the Company’s Tenant Leases had contractual rent escalators; approximately 69% (as a percentage of revenue for the year ended December 31, 2020) and 73% (as a percentage of annualized in-place rents as of December 31, 2020) of our Tenant Lease contractual rent escalators were either tied to a local CPI or subject to OMV, and the remainder were fixed escalators. The table below sets forth our contractual rent escalators as of December 31, 2020, including as a percentage of revenue and as a percentage of annualized in-place rents.

Contractual Rent Escalator Type	Revenue for the year ended December 31, 2020 (in thousands) *	Percentage of Total Revenue *	Number of Tenant Leases Containing Escalator as of December 31, 2020	Annualized In-Place Rents as of December 31, 2020 (in thousands) **	Percentage of Total Annualized In- Place Rents **
Local CPI	$35,666	53%	4,383	$49,805	59%
OMV	6,289	9%	796	7,005	8%
Higher of local CPI and OMV	3,725	6%	378	4,299	5%
Choice of local CPI and OMV	399	1%	35	416	1%
Fixed	20,143	30%	1,433	21,749	26%
None	704	1%	164	797	1%
Total	$66,926	100%	7,189	$84,071	100%

*	Revenue reported for each component combines revenues earned in the Successor and Predecessor periods excludes revenue from “Other” Asset Types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”.

Although Tenant Leases are typically structured as long-term leases with fixed rents and rent escalators, Tenants generally have the contractual right to terminate their leases upon 30 to 180 days’ notice. The table below summarizes the remaining lease terms of the Tenant Leases underlying our assets as of December 31, 2020, including as a percentage of revenue and as a percentage of annualized in-place rents.

Lease Expiration *	Revenue for the year ended December 31, 2020 (in thousands) **	Percentage of Total Revenue **	Number of Leases as of December 31, 2020	Annualized In- Place Rents as of December 31, 2020 (in thousands) ***	Percentage of Total Annualized In- Place Rents ***
Less than or equal to 5 years	$31,644	47%	3,679	$36,855	44%
5 to 10 years	14,422	22%	1,591	21,162	25%
10 to 15 years	7,701	11%	710	8,836	11%
15 to 20 years	7,320	11%	674	10,143	12%
Over 20 years	5,839	9%	535	7,075	8%
Total	$66,926	100%	7,189	$84,071	100%

*	Assumes full exercise of remaining renewal terms.
**	Revenue reported for each component combines revenues earned in the Successor and Predecessor periods excludes revenue from “Other” Asset Types.
***

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”.

The table below sets forth the frequencies of rental payments under the Tenant Leases underlying our assets as of December 31, 2020, including as a percentage of revenue and as a percentage of annualized in-place rents.

Payment Frequencies	Revenue for the year ended December 31, 2020 (in thousands) *	Percentage of Total Revenue *	Number of Leases as of December 31, 2020	Annualized In- Place Rents as of December 31, 2020 (in thousands) **	Percentage of Total Annualized In-Place Rents **
Annual	$26,766	40%	3,263	$32,479	39%
Bi-Annual	4,863	7%	524	6,481	8%
Quarterly	10,142	15%	1,258	16,754	20%
Monthly	25,155	38%	2,144	28,357	33%
Total	$66,926	100%	7,189	$84,071	100%

*	Revenue reported for each component combines revenues earned in the Successor and Predecessor periods excludes revenue from “Other” Asset Types.

**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”.

Our Acquisition Platform

We have developed experienced and proprietary techniques associated with (i) market targeting and evaluation, (ii) jurisdiction-specific structuring from legal, financial and tax perspectives, (iii) jurisdiction-specific documentation, (iv) asset identification, targeting and evaluation, (v) culturally appropriate marketing and acquisition techniques, (vi) jurisdiction-specific commercial and legal due diligence, (vii) relationships with more than 50 investment grade wireless carriers and tower companies world-wide, (viii) ongoing relationships with regional and local financial, legal and tax advisors who are familiar with our business, (ix) relationships with local notaries in civil law countries, and (x) jurisdiction-specific property management and human resources practices.

Our global real estate acquisition and property management platform consists of four phases: (1) lead generation and marketing, (2) investment origination, (3) underwriting and closing and (4) property management.

Lead Generation

We have developed a proprietary lead generation system, which we use across the jurisdictions in which we operate. This system is based on each jurisdiction’s local language and is used to identify asset prospects. Once an infrastructure location prospect has been identified, our global data management team leverages a variety of publicly available data and proprietary data and resources to obtain contact information for the property owner. Once the property owner’s address and contact information are verified, a “lead” is created in our proprietary customer relationship management (“CRM”) database and made available to our local teams.

Investment Origination

The investment origination process begins with a material interaction between one of our acquisitions professionals and the property owner, at which point a lead becomes an investment “opportunity.” Depending on the jurisdiction in question, initial interactions are either telephonic or in person. In most cases our personnel will physically meet with the property owner one or more times prior to closing. During this process we will evaluate the transaction alternatives and the property owner’s interest level in transacting with us. Once we obtain a copy of the lease from the property owner, relevant data is entered into our proprietary asset evaluation system to generate an initial term sheet or option agreement. Terms then are negotiated with the property owner and, upon acceptance of a term sheet or option agreement, we proceed with further diligence.

Underwriting and Closing

After the proposal has been accepted by the property owner and a term sheet or option agreement has been executed, the investment opportunity moves to our underwriting and closing teams. The potential transaction enters a comprehensive due diligence process. Curative measures are taken to clear title on the real property interest during the underwriting and due diligence process.

In the underwriting stage, we review various transaction-related material, documents and other information for compliance with our underwriting criteria.

As a general matter, when acquiring real property interests, we will target infrastructure locations that are material to the operations of the existing tenants. The majority of our acquisitions include leases with investment grade tenants or tenants whose sub-tenants are investment grade companies. Additionally, we will focus on infrastructure locations with characteristics that are difficult to replicate in the respective market, and those with tenant assets that cannot be easily moved to alternative sites or replaced by new construction.

While we typically make a single upfront payment in exchange for the revenue stream, the underwriting process also provides for the option to structure our payments to the property owner over a period of time, typically paying over a 2- to 7-year period (as opposed to 100% upfront). As of December 31, 2020, the weighted average remaining contractual payment term for our liabilities to property owners was 3.6 years.

Once an opportunity is deemed to meet due diligence and underwriting standards, it proceeds to our investment committee for transaction approval. Pending approval, legal closing documents are prepared, executed and delivered.

Property Management

After funding, the tenant is notified of the transaction and a notarized payment re-direction letter is sent advising the tenant to redirect rental payments to us. The asset management phase includes collections, tenant payment conversion, tenant contact management, the negotiation of lease renewals, modifications, cancellations, reductions, document and consent requests, landlord and tenant complaints and new leasing of available tenant sites. The objective of the asset management function is to ensure that we efficiently receive and process our rental income while optimizing our ability to capitalize on opportunities for additional revenue opportunities.

Human Capital

As of December 31, 2020, we had 310 employees, including 303 full-time employees. The following tables provide a breakdown of employees by geography as of December 31, 2020.

Country	December 2020
Australia	2
Belgium	3
Brazil	29
Canada	1
Chile	18
Colombia	11
France	21
Germany	1
Hungary	7
Ireland	4
Italy	4
Mexico	11
Netherlands	6
Portugal	7
Romania	2
Spain	20
Turkey	1
United Kingdom	79
United States	83
Total	310

At Radius we recognize talent, respect hard work, and reward success. We are a dynamic team that provides an environment for people to thrive. We invest in the potential of all our employees because they are the true drivers of our growth and carry our ambitions in every part of the world. With a strong entrepreneurial culture, we embrace our core values: ambition, hard work, respect, togetherness, and a performance-minded approach.

Our human capital objectives include recruiting, retaining, engaging, and providing growth opportunities to our employees.  Our talented and committed employees are the foundation of our success.

Employee Recruitment & Retention

Radius works diligently to attract talent across the world to build diverse teams that meet the current and future demands of our business. During the fourth quarter of 2020, the Radius human resources team developed and implemented global recruiting and onboarding processes and provided Company-wide training to hiring managers and employees. The training focuses on strategic recruitment practices, including defining hiring standards, conducting successful interviews and providing orientation to new employees.

Radius leverages our unique culture, collaborative working environment, and hard-working teams to retain talent at the Company. We empower individuals to find new and better ways of doing things and the growth of our business has provided opportunities for top performers to advance their careers in exciting and unexpected directions. From global leaders to department management, teams are comprised of individuals who started as interns and grew with the Company. Additionally, there are individuals in key roles that changed their career paths within the Company to pursue new roles.

Employee Training and Development

The Company continues to provide employees internal and external training and development opportunities. There has been a specific effort on delivering human resources and sales training to managers. We leverage internal subject matter experts who have demonstrated success in their roles, to deliver a variety of training including sales, marketing and management.

The Company has begun to implement a global HRIS platform that includes a learning management system.  It is an online portal that enables employees to access instructor-led classroom or virtual courses and self-directed web-based courses. The training provided will include required courses by position level, as well as optional courses for professional development. We are committed to identifying and developing the talents of our future leaders. We are developing a talent and succession planning process to support the development of our talent pipeline for critical roles in sales and operations.

On an annual basis, we conduct a companywide Global Performance Review process focusing on our high performing employees and the succession for our most critical roles.

Health, Safety and Well-being

The health and safety of our employees is our highest priority, and this is consistent with our operating philosophy.

Our safety focus is also evident in our response to the COVID-19 pandemic around the globe:

•	Created the COVID-19 Prevention Program (CPP);
•	Providing CPP Training to employees;
•	Adding work from home flexibility;
•	Adjusting attendance policies to encourage those who are sick to stay home;
•	Increasing cleaning protocols across all locations;
•	Initiating communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•	Implementing temperature screening of employees upon return to office;
•	Establishing new physical distancing procedures for employees who need to be onsite;
•	Providing additional personal protective equipment and cleaning supplies;
•	Modifying workspaces as needed;
•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure;
•	Prohibiting all domestic and international non-essential travel for all employees; and
•	Requiring face coverings to be worn in all office locations.

Competitive Pay and Benefits

We have demonstrated a history of investing in our workforce by offering competitive salaries and wages. The Company has begun a market analysis and wage benchmarking project for all positions in the Company. Additionally, to foster a stronger sense of ownership and align the interests of partners with shareholders, equity incentive awards are granted to eligible employees.

Furthermore, we offer comprehensive, locally relevant and innovative benefits to all eligible employees. These include, among other benefits:

•	Comprehensive health insurance coverage is offered to all eligible employees in the U.S.;
•	In addition to statutory health insurance, private insurance offered in many countries;
•	Parental leaves are provided to all new parents for birth, adoption or foster placement; and
•	Revamped time off policies for both U.S. and international employees.

We view mental health as a fundamental part of our humanity and implemented a comprehensive suite of related programs and benefits. These include:

•	Employee Assistance Program (EAP)
•	One-on-one emotional support hotline
•	Mental health training and resources by country.

Outside of the U.S., we have provided other innovative benefits to help address market-specific needs, such as enhanced maternity pay and additional life insurance coverage to our United Kingdom employees.

Regulatory and Environmental Matters

Our international operations may be subject to limitations on foreign ownership of land in certain areas. Non-compliance with such regulations may lead to monetary penalties or deconstruction orders. Our international operations are also subject to various regulations and guidelines regarding employee relations and other occupational health and safety matters. As we expand our operations into additional international geographic areas, we will be subject to regulations in these jurisdictions.

In the United Kingdom, for example, we are subject to the revised Electronic Communications Code, which came into force on December 28, 2017 as part of the United Kingdom’s Digital Economy Act 2017. The Electronic Communications Code governs certain relationships between landowners and operators of electronic communications services, such as cellular towers. It gives operators certain rights to install, inspect and maintain electronic communications apparatus, including masts, cables and other equipment on land, even where the operator cannot agree with the landowner as to the terms of the rights. Among other measures, the Electronic Communications Code restricts the ability of landowners to charge premium prices for the use of their land by basing the consideration paid on the underlying value of the land, not the value attributable to the high public demand for communications services and provides authority to the courts to determine the rent if the parties are unable to come to agreement.

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to the communications sites in which we have a real property interest and to the businesses and operations of our lessees, property owners and other surface owners or operators. International, Federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non-compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g., wetlands). Although we do not conduct any operations on our properties, the wireless carriers or tower companies on our communications sites may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, the site owners, lessees and other surface interest owners may have liability or responsibility under these laws that could have an indirect impact on our business. For those communications sites in which we hold real property interests that are not full fee simple ownership, our liability is typically limited to damages caused by our actions. However, in limited circumstances certain jurisdictions may seek to impose liability if all other owners are not available. With respect to the communications sites that we own in fee simple, we are subject to environmental liability in accordance with local law.

Competition

We face competition in the acquisition of our assets. Some of the competitors are larger than us and include public entities with greater access to capital and scale of operations than us. Our principal competitors include large independent tower companies such as American Tower, Crown Castle International and Cellnex Telecom, large MNO/wireless carriers and private and public acquirers of similar assets. In some jurisdictions, including Europe, the number of wireless towers and antennae owned by tower companies, as compared to wireless carriers, is growing quickly. These tower companies may be more likely to seek to own or control the land underlying their tower as that is their asset/service as compared to the wireless carriers who have traditionally allocated their capital to network development rather than acquisition of the underlying real property. These wireless tower companies are larger and may have greater financial resources than us.

Significant Trends

Consumer demand for data is the primary driver of the telecom infrastructure services that our tenants, predominantly mobile network operators and tower companies, provide. Consumer demand continues to grow due to increases in data consumption and the increased penetration of bandwidth-intensive devices. There is a need for enhanced network coverage and densification to meet speed and capacity demands. We believe that we are well positioned to benefit from this increase in consumer demand. The following trends are expected to continue to impact the industry:

Mobile Data Traffic Growth. The proliferation of mobile devices such as smartphones and tablets and the omnipresence of sophisticated, data-intensive mobile applications and services are expected to drive a strong demand for mobile bandwidth supporting an explosive growth of data usage. The Ericsson Mobility Report, published in November 2019 by Telefonaktiebolaget LM Ericsson (the “Ericsson Mobility Report 2019”), estimated that around 95% of all mobile subscriptions will be for mobile broadband by the end of 2024. This demand is expected to drive major wireless carriers to continue to upgrade and enhance their networks in an effort to improve network quality and capacity. Additionally, global mobile data traffic is predicted to grow by 27% annually between 2020 and 2025, according to the Ericsson Mobility Report 2019. With users demanding faster communication speeds and higher bandwidth, and MNOs looking to compete on network quality, we expect our tenants to continue to enjoy strong demand for their services.

Adoption of Higher Capacity Communication Standards. As data usage continues to rapidly increase, consumer demand is expected to continue to drive the transition from 2G and 3G networks to 4G/LTE and 5G networks globally. Forecasts published in the Ericsson Mobility Report 2019 predict there to be 1.9 billion 5G subscriptions globally for enhanced mobile broadband by the end of 2024, with 63% of all North American mobile subscriptions expected to be for 5G in 2024. The continued adoption of bandwidth-intensive applications is expected to result in a growing demand for high-capacity, multi-location, fiber-based network solutions.

New Technologies and Services. Next generation technologies and new uses for wireless communications are expected to result in new entrants or increased demand in the wireless industry, which may include companies involved in the continued evolution and deployment of machine-to-machine applications (“M2M”), such as connected cars, smart cities and virtual reality. As one example of M2M connections, the proliferation of self-driving cars is expected to significantly accelerate in the near future. The commercial application of partially and fully autonomous vehicles will require the deployment of sophisticated and dense mobile networks, with high connection speeds, reliability and low latency. This and other increases in new technologies and services will require further development of new infrastructures to meet territorial and population coverage requirements.

Consolidation Among Wireless Carriers. The U.S. wireless carrier industry has experienced, and may continue to experience, significant consolidation, such as the recent merger between Sprint and T-Mobile, resulting in the decommissioning of certain existing communications sites, due to overlap of the networks or the rationalization of technology. Internationally, wireless carriers are increasingly entering into active and passive network sharing agreements or roaming or resale arrangements which could also result in decommissioning of certain existing communications sites due to network overlap or redundancy. To the extent that a wireless carrier does not need a redundant communication site, it may seek to early terminate or not renew its lease. Consolidation can also potentially reduce the diversity of tenants and give tenants greater leverage over their landlords, such as us, due to overlapping coverage, ability to increase co-location on nearby existing sites and through aggressive lease negotiations on multiple sites.

Available Information

We maintain a website at www.radiusglobal.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act")), proxy statements and other information about us are made available, free of charge, through the SEC Filings section of our website at https://www.radiusglobal.com/filings/sec-filings and at the SEC's website at http://sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, our corporate governance guidelines, code of business conduct and ethics policy and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are available through the Governance section of our website at https://www.radiusglobal.com/governance/documents-charters, and such information is also available in print to any stockholder who requests it. We intend to post to our website any amendments to or waivers from the code of business conduct and ethics policy applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer that are required to be disclosed.

Item 1A. Risk Factors.

Investing in our securities carries a significant degree of risk. You should carefully consider the risks described below, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes included elsewhere in this Annual Report, before deciding whether to invest in our securities. If any or a combination of the following risks were to materialize, our results of operations, financial condition and prospects could be materially adversely affected. If that were to be the case, the market price of our securities could decline, and investors could lose all or part of their investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to our Industry

If the wireless carriers or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure to a significant degree, our business and profitability could be materially and adversely affected.

The U.S. wireless carrier industry has experienced, and may continue to experience, significant consolidation, such as the recent merger between Sprint and T-Mobile. Historically, consolidation among wireless carriers has resulted in the decommissioning of certain existing communications sites, due to overlap of the networks or the consolidation of different technologies. For example, the Sprint-Nextel merger led to significant churn as the consolidated company terminated leases of sites on which iDen technology had been located. Internationally, wireless carriers are increasingly entering into active and passive network sharing agreements or roaming or resale arrangements. For example, in 2019 Vodafone announced that it had entered into active and passive network sharing agreements in Italy, Spain and the UK. These agreements could also result in decommissioning of certain existing communications sites due to network overlap or redundancy.

The underlying Tenant Leases from which we derive our revenue can typically be terminated upon a very short notice period, generally 30-180 days, regardless of the length of the lease term. To the extent that a wireless carrier does not need a redundant communications site, it may terminate the site’s lease prior to the end of the lease term or simply refuse to renew the lease. As part of our business strategy, we purchase the revenue stream under a lease from the site owner, typically including any renewal periods, and assumes the risk that such lease is early terminated or not renewed. As we do not have recourse to the site owner in the case of such early termination (absent fraud or breach of contractual representations or covenants by such site owner), our ongoing in-place rents and future results may be negatively impacted if a significant number of these leases are terminated or not renewed, materially impairing the value of our real property and contractual interests in such sites.

Consolidation can also potentially reduce the diversity of the tenants from which we derive revenue and give tenants greater leverage over us, as their effective landlord, by increasing co-location on nearby existing sites and aggressively negotiating master lease terms for multiple sites, all of which could materially and adversely affect our revenue.

New technologies may significantly reduce demand for wireless infrastructure and therefore negatively impact our revenue and future growth.

Improvements in the efficiency of wireless networks could reduce the demand for the wireless carriers’ or tower companies’ wireless infrastructure. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, more customers, may reduce the need for wireless infrastructure. In addition, other technologies, such as Wi-Fi, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing additional tower or antennae sites that might otherwise be anticipated as wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies could materially and adversely affect our revenue, financial condition and future growth.

Perceived health risks from radio frequency (“RF”) energy could reduce demand for wireless communications services.

The U.S. and other governments impose requirements and other guidelines relating to exposure to RF energy. Exposure to high levels of RF energy can cause negative health effects. The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community. According to the U.S. Federal Communications Commission, the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of wireless carriers, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications which could materially and adversely affect the demand for our assets, the revenue that we are able to generate, and the rate of growth in our business. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims relating to exposure to RF energy and, even if such claims ultimately had no merit, our financial condition could be materially and adversely affected by having to defend such claims.

Risks Relating to our Business

We may become involved in expensive litigation or other contentious legal proceedings relating to our real property interests and contractual rights, the outcome of which is unpredictable and could require us to change our business model in certain jurisdictions or exit certain markets altogether.

The tenants under our Tenant Leases are typically wireless carriers and tower companies that may have competitive or other concerns regarding the assignment of the right to receive lease payments to us from the site owners, and as a result some of these tenants may challenge our real property interests and contractual rights. For example, wireless carriers and tower companies have challenged certain of our real property interests in Brazil, Chile, Colombia and the Netherlands and alleged that the grant of the real property interest in the land underlying the wireless tower or antennae violated either a contractual non-assignment provision or a statutory pre-emptive right. In Hungary, a regulatory agency has initiated an inquiry that may result in new regulations on some of our activities. In addition, certain wireless carriers in Canada have filed claims alleging that our business and marketing practices constitute harassment of the landlords, defamation of the carriers and interference of their site leases. In addition, under eminent domain laws (or equivalent laws in jurisdictions outside of the United States), governments can take real property without the owner’s consent, sometimes for less compensation than the owner believes the property is worth. If these or similar claims are successful, we may not be able to continue to operate in those jurisdictions using our current business model, or at all, which could have a material adverse effect on our ability to acquire new assets or grow our business as planned.

Any litigation or other proceeding, even if resolved favorably, could require us to incur substantial costs and be a distraction to management. Also, such litigation could be used as a nuisance to disrupt our business. Litigation results are highly unpredictable, particularly in some of the jurisdictions in which we operate. Even if we believe we have a strong legal basis to defend such claims, we may not prevail in any litigation or other proceeding in which we may become involved. If we are unsuccessful in defending claims by our tenants relating to our business model in a particular jurisdiction, it may be difficult or impossible to continue operations in those jurisdictions, or we may incur significant additional expense to adjust our business model in response to any legal order or judgment, any of which could have a material adverse effect on our business and results of operations.

Competition for assets could adversely affect our ability to achieve our anticipated growth.

If we are unable to make accretive acquisitions of real property interests and contractual rights in the revenue streams of Tenant Leases, our growth could be limited. As none of the individual revenue streams that we acquire are material, our business model requires us to identify and negotiate a significant number of new interests each year in order to deliver material growth. We may experience increased competition for these assets from new entrants to the industry. Further, in some jurisdictions, including Europe, the number of wireless towers and antennae owned by tower companies, as compared to wireless carriers, is growing quickly. These tower companies may be more likely to seek to own or control the land underlying their tower as that is their asset or service as compared to the wireless carriers who have traditionally allocated their capital to network development rather than acquisition of the underlying real property. This could make the acquisition of high-quality assets significantly more costly or prohibitive. The wireless tower companies are larger than us and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria than we do. Higher prices for assets or the failure to add new assets to our portfolio could make it more difficult to achieve our anticipated returns on investment or future growth, which could materially and adversely affect our business, results of operations or financial condition.

If the Tenant Leases for the wireless communication tower or antennae located on our real property interests are not renewed with similar rates or at all, our future revenue may be materially affected.

A significant portion (approximately 11% of revenue for the year ended December 31, 2020 and 10% of annualized in-place rents as of December 31, 2020) of the Tenant Leases located on communications sites on which we hold a property interest are either hold-over leases or will be subject to renewal over the next 12 months. The wireless carriers and tower companies are under no obligation to renew their ground or rooftop leases. In addition, there is no assurance that such tenants will renew their current leases with similar terms or rental rates even if they do want to renew. The extension, renewal or replacement of existing leases depends on a number of factors, several of which are beyond our control, including the level of existing and new competition in markets in which we operate; the macroeconomic factors affecting lease economics for our current and potential customers; the balance of supply and demand on a short-term, seasonal and long-term basis in our markets; the extent to which customers are willing to contract on a long-term basis and the effects of international, federal, state or local regulations on the contracting practices of our customers. Unsuccessful negotiations could potentially reduce revenue generated from the assets. As a result, we may not fully recognize the anticipated benefits of the assets that we acquire, which could have a material adverse effect on our results of operations and cash flow. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations—Non-GAAP Financial Measures”.

Substantially all of the Tenant Leases associated with our assets may be terminated upon limited notice by the wireless carrier or tower company, and unexpected lease cancellations could materially impact cash flow from operations.

Virtually every Tenant Lease associated with our assets permits the wireless carrier or tower company tenant to cancel the lease at any time with limited prior written notice. The termination provisions vary from lease to lease, but substantially all of the Tenant Leases underlying our assets require the tenant to provide only 30-180 days’ advance notification to terminate the lease. Cancellations are determined by the tenants themselves in their sole discretion. For instance, sites are independently assessed by tenants for their ability to provide coverage. This assessment is made prior to construction or installation of the asset and there is no guarantee such coverage will remain static in the future due to independent developments, technological developments, property and infrastructure developments (e.g., construction of new buildings and roads), foliage growth or other physical changes in the landscape that are unforeseeable and out of our control. We have previously experienced terminations and cancellations of leases for the following reasons:

•	network consolidations and mergers that make a particular tower site redundant for a wireless carrier;
•	primarily in the UK, where the wireless carrier has a shared lease with the tower company or tower owner and we only receive a portion of the shared rent;
•	the wireless carrier secures an alternative site to allow it to save operational expenses; and

•	the wireless carrier identifies a location that provides better coverage and renders the existing site obsolete or unused.

Such results could lead to site removal or relocation, leading to a reduction in our revenue. Any significant number of cancellations will adversely affect our revenue and cash flow.

If we are unable to protect and enforce our real property interests in, or contractual rights to, the revenue streams generated by leases on our communications sites, our business and operating results could be materially adversely affected.

Pursuant to our business model, we purchase the stream of future rental payments generated by an existing lease, and that will be generated by future leases, between a site owner and an owner or operator of a wireless communications tower or wireless antennae. As a lease generating such revenue stream already exists, our business model effectively puts us in the position of landlord without the consent of the wireless carrier or tower operator. Where possible, we seek to purchase an “in rem” real property interest in the land underlying the wireless tower or antennae, typically easements, usufructs, leasehold and sub-leasehold interests, and fee simple interests. If that is not feasible due to local legal requirements or commercial limitations, we will purchase a contractual assignment of rents. As we are one of the first companies to develop an asset portfolio of revenue streams from existing wireless communications sites in some of the jurisdictions in which we operate, the “in rem” right that we have purchased has not traditionally been used in a commercial context. Consequently, our real property rights may be subject to challenge by third parties, including the wireless carriers or tower companies that are counterparties to the underlying site leases, or become subject to new regulations. Further, where we have rooftop easements (or comparable property interests), we are subject to the risk that the underlying property owners may block access to the rooftop. If we cannot enforce our real property and contractual rights, particularly to the extent any claim or regulatory constraint impacts a large number of our assets, our business and results of operations could be materially adversely affected.

Due to the long-term expectations of revenue from our assets, our results are sensitive to the creditworthiness and financial strength of our tenants and their sub-lessees.

We have purchased, for an upfront fee, the future revenue stream pursuant to the underlying Tenant Leases and subsequent leases and do not have recourse to the site owner if the tenant fails to make such future payments (absent fraud or breach of contractual representations or covenants by such site owner). Due to the long-term nature of most cell site leases, including the Tenant Leases and their sub-leases, our financial performance is dependent on the continued financial strength of the tenants, including the wireless carriers, tower companies and other owners of structures where we own the attached property rights, many of whom operate with substantial leverage. Many tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and downturns in the economy or disruptions in the financial and credit markets may make it more difficult and more expensive to raise capital. If, as a result of a prolonged economic downturn or otherwise, one or more of our tenants experienced financial difficulties or filed for bankruptcy, such an event could result in uncollectible accounts receivable and an impairment of our deferred rent asset. In addition, it could result in the loss of significant customers and all or a portion of our anticipated lease revenue from certain tenants, all of which could have a material adverse effect on our business, results of operations and cash flows. In addition, if the Tenant Lease tenants or sub-lessees (or potential tenants or sub-lessees) are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for the communications sites and the rental rates that we will be able to charge upon renewal.

Certain of our real property interests are subordinated to senior debt such as mortgages on the underlying properties.

The real property interests and contractual rights we purchase typically relate to a portion of a larger parcel of land that is owned by the site owner from whom we acquired the interests or rights. As a result, mortgages and other encumbrances, including any tax liens, which attach to the parcel as a whole, may also attach to or have enforcement priority over our interests or rights. We make an effort to target investment opportunities that are free from mortgages and other encumbrances. Where that option is not available, we make an effort to obtain non-disturbance agreements or locally comparable protections on the real property interests we acquire on mortgaged sites, but sometimes we are unable to do so. Under certain circumstances and in the absence of a non-disturbance agreement or locally comparable protections, if the underlying property owner fails to comply with or make payments under debt arrangements that grant creditors with claims on the property that are senior to ours, an event of default may result, which would allow the creditors to foreclose on any of our real property interests and contractual rights associated with that site. Any such default or foreclosure could have a material adverse effect on our results of operations and cash flow.

The ongoing COVID-19 (coronavirus) pandemic could have a material adverse effect on our results of operations and financial condition.

The recent outbreak of COVID-19 (commonly referred to as coronavirus) which first occurred in Wuhan City, China and has subsequently spread to many countries throughout the world, including each of the jurisdictions in which we operate, has had a negative impact on economic conditions globally and there are concerns for a prolonged deterioration of global financial conditions. The COVID-19 outbreak led to a more widespread public health crisis than that observed during the SARS epidemic of 2002-2003, which has resulted in protracted volatility in international markets and a decline in global economic conditions, including as a consequence of disruptions to travel and retail segments, tourism and manufacturing supply chains. Beginning in March 2020, we took measures to mitigate the broader public health risks associated with COVID-19 to our business and employees, including through office closures and self-isolation of employees where possible in line with the recommendations of relevant health authorities; however, the full extent of the COVID-19 outbreak and the adverse impact this may have on our workforce and operations is unknown. Our offices globally were largely shut down beginning in the middle of March 2020, with employees working remotely from their homes. In addition, as a result of the COVID-19 outbreak, there have been and may continue to be short-term impacts on our ability to acquire new rental streams. For example, leasing transactions in certain civil law jurisdictions, such as Brazil, Chile and Colombia, often require the notarization of legal documents in person as part of the closing procedure. Government-imposed restrictions on the opening of offices and/or self-isolation measures, particularly in Latin American countries, have had, and may continue to have an adverse impact on the availability of notaries or other legal service providers. Similarly, government-imposed travel restrictions may impair our employees’ ability to conduct physical inspections of cell-site infrastructure which are part of our normal transaction underwriting process.

The extent to which COVID-19 may continue to impact the results of operations and financial condition of the Company and our tenants will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the outbreak; the availability, distribution and efficacy of one or more vaccines; new or mutated strains of COVID-19 or a similar virus (including vaccine-resistant strains); the impact of the outbreak on global economic activity and financial markets, including the possibility of a global recession and volatility in the global capital markets which, among other things, may increase the cost of capital and adversely impact our access to capital. For example, global macro-economic conditions have resulted in declines in foreign currency exchange rates and heightened volatility in foreign currency exchange rates across multiple currencies. These impacts, individually or collectively, could have a material adverse impact on our results of operations and financial condition as the pandemic continues. Further, the impact of COVID-19 may heighten or exacerbate many of the other risks discussed in this Annual Report, any of which could have a material impact on us.

The tenants on the Tenant Leases underlying our assets may be exposed to force majeure events and other unforeseen events for which their insurance may not provide adequate coverage.

The communications sites underlying our real property interests and contract rights are subject to risks associated with natural disasters, such as ice and windstorms, fires, tornadoes, floods, hurricanes and earthquakes, cyber-attacks, terrorism as well as other unforeseen damage. Substantially all of the leases in our portfolio allow the tenants either to terminate the lease or to withhold rent payments until the site is restored to its original condition should such a disaster cause damage to one of these communications sites or the equipment on such site. While tenants generally maintain insurance coverage for natural disasters, they may not have adequate insurance to cover the associated costs of repair or reconstruction for a future major event. Furthermore, while all of the Tenant Leases require that the tenants have access to the communications site, we often must rely on the site owners to take all the necessary steps to restore access to the site. In the event of any damage to the communications equipment, federal, state and local regulations may restrict the ability to repair or rebuild damaged towers or antennae. If the tenants are unwilling or unable to repair or rebuild due to damage, we may experience losses in revenue due to terminated leases and/or lease payments that are withheld pursuant to the terms of the Tenant Lease while the site is repaired.

A substantial portion of our revenue is derived from a small number of wireless carriers or tower companies in each of the jurisdictions in which we operate, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenue.

In each of the jurisdictions in which we operate, there are a small number of wireless carriers or tower companies. Consequently, the loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements with other wireless carriers or otherwise may result in (i) a material decrease in our revenue, (ii) uncollectible account receivables, (iii) an impairment of our deferred site rental receivables, site rental contracts, customer relationships or intangible assets or (iv) other adverse effects on our business. Additionally, the rental payments due to us from foreign affiliates and subsidiaries of large, nationally recognized wireless carriers or tower companies may not provide for full recourse to the larger, more creditworthy parent entities affiliated with our lessees.

We may not be able to consummate or successfully integrate future acquisitions into our business, which could result in unanticipated expenses and losses.

Part of our strategy is to seek to grow through acquisitions of portfolios of assets or entities that are engaged in similar or complementary businesses. Our ability successfully to implement our acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. The process of integrating a large portfolio of assets or an acquired company’s business into our operations is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of management’s attention that would otherwise be focused on the ongoing operation of our business. The potential difficulties or risks of integrating an acquired company’s business that could materially and adversely affect our business and results of operations include the following, which risks can be magnified when one or more integrations are occurring simultaneously or within a small period of time:

•	the effect of the acquisition on our financial and strategic positions and our reputation;
•	risk that we may be unable to obtain the anticipated benefits of the acquisition, including synergies, economies of scale, revenues and cash flow;
•	challenges in retaining, assimilating and training new employees;
•	potential increased expenditure on human resources and related costs;
•	retention risk with respect to an acquired company’s key executives and personnel;
•	potential disruption to our ongoing business;
•

investments in immature businesses or assets with unproven track records that have an especially high degree of risk, with the possibility that we may lose the value of our entire investment or incur additional unexpected liabilities (including becoming subject to foreign laws and regulations not previously applicable to us);

•	potential diversion of cash for an acquisition or integration activities that would limit other potential uses for cash including marketing, and other investments;
•	the assumption of known and unknown debt and other liabilities and obligations of the acquired company;
•

potential integration risks relating to acquisition targets that had not previously maintained internal controls and policies and procedures over financial reporting as would be required of a public company, which may amplify our risks and liabilities with respect to our ability to develop and maintain appropriate internal controls and procedures; and

•	challenges in reconciling accounting issues, especially if an acquired company utilizes accounting principles different from those used by us.

Although our real property and contractual interests generally do not make it contractually responsible for the payment of real property taxes, in our U.S. operations, if the responsible party fails to pay real property taxes, the resulting tax lien could put our real property interest in jeopardy.

Substantially all of our real property and contractual interests (85% of revenue for the year ended December 31, 2020 and 82% of annualized in-place rents as of December 31, 2020) are subject to triple net or effectively triple net lease arrangements under which we are not responsible for paying real property taxes. In the United States, if the property owner or tenant fails to pay real property taxes, any lien resulting from such unpaid taxes would be senior to our real property interest or contract rights in the applicable site. Failure of the property owner or tenant to pay such real property taxes could result in our real property interest or contract rights being impaired or extinguished or we may be forced to incur costs and pay the real property tax liability to avoid impairment of our assets. Internationally, although our real property interests would typically be senior to any subsequent tax lien, those assets that are contractual rights (such as an assignment of rents) could be subject to liens and be deemed subordinate to such governmental claims. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations—Non-GAAP Financial Measures”.

The failure of the property owner or tenant to maintain the property or infrastructure assets could result in a diminution of our real property and contractual interest, which could materially and adversely affect our results of operations.

Substantially all of our real property and contractual interests (85% of revenue for the year ended December 31, 2020 and 82% of annualized in-place rents as of December 31, 2020) are subject to triple net or effectively triple net lease arrangements under which we are not responsible for maintenance expenditures related to the property or infrastructure. Failure of the property owner or tenant to maintain the property or infrastructure could result in a diminution of our real property and contractual interests, or we may be forced to incur costs to maintain the property to avoid diminution of our assets. For example, the placement and performance of wireless transmissions might be impaired in a situation where a structure is not adequately maintained by the property owner, which would result in a diminution of the property. A diminution of the property could materially and adversely affect our results of operations through losses in revenue due to terminated Tenant Leases and/or lease payments that are withheld, lower lease renewal rates, the inability to lease the property, costs to maintain the assets and costs related to litigation related to the diminution of the property. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations—Non-GAAP Financial Measures”.

Security breaches and other disruptions could compromise our information, which would cause our business and reputation to suffer.

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. We utilize both cloud infrastructure as well as on-premise systems physically located in our offices. These (cloud) systems are subject to interruption or damage from power outages, ISP failures, computer viruses, security breaches, errors, catastrophic events such as natural disasters and other events beyond our control which could halt or impede our business activities. Depending on the nature and scope of the incident, backups might have to be restored in order to resume business. In extreme events, backup systems could become compromised as well.

If such systems and backup systems are compromised, degraded, damaged or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information including information about the wireless carriers or tower companies or the site owners. This could damage our reputation and disrupt operations which could adversely affect our business and operating results.

If we were to lose the services of certain members of senior management, it could negatively affect our business.

Our senior management developed our business model, have been integral in implementing this model in the jurisdictions in which we operate, and have deep industry relationships and knowledge. Our success depends to a significant extent upon the performance and active participation of our senior management key personnel. We cannot guarantee that we will be successful in retaining the services of members of our senior management. Although we have employment agreements with certain members of our senior management, these agreements do not ensure that those officers will continue with us in their current capacity for any particular period of time. If any of our key personnel were to leave or retire, we may not be able to find an appropriate replacement on a timely basis and our results of operations could be negatively affected.

Risks Relating to our Financial Performance or General Economic Conditions

We have a history of net losses and negative net cash flow; if we continue to grow at an accelerated rate, we may be unable to achieve profitability or positive cash flow at a company level (as determined in accordance with GAAP) for the foreseeable future.

We and the Predecessor had an accumulated deficit as of December 31, 2020 and 2019, and a net loss for the Successor period from February 10 to December 31, 2020 of $191.9 million, compared to net income of $6.2 million for the Predecessor period from January 1 to February 9, 2020 and net loss of $44.4 million for the year ended December 31, 2019. For Successor period from February 10 to December 31, 2020, we had negative cash flows from operating and investing activities of $42.5 million and $436.3 million, respectively. For the Predecessor period from January 1 to February 9, 2020 and the year ended December 31, 2019, we had negative operating cash flow of $3.5 million and $6.6 million, respectively, and negative cash flow from investing activities of $22.6 million and $73.9 million, respectively. Our accumulated deficit and net losses have historically resulted primarily from expenses incurred in acquiring assets, recognizing depreciation and amortization in connection with the properties we own and interest expense. Our negative cash flows have historically resulted from the substantial investments required to grow our business, including the significant increase in recent periods in the number of assets we have acquired. We expect that these costs and investments will continue to increase as we continue to grow our business. These expenditures will make it more difficult for us to achieve profitability and positive cash flow from operations and investing activities, and we cannot predict whether we will achieve profitability for the foreseeable future.

Our results may be negatively affected by foreign currency exchange rates.

We conduct our business and incur costs in the local currencies in the countries in which we operate and, as a result, are subject to foreign exchange exposure due to changes in exchange rates, both as a result of translation and transaction risks.

We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our functional currencies (non-functional currency risk), such as our indebtedness. For example, we generate revenue from our Brazilian operations, which are denominated in Brazilian reals, while the indebtedness that funds those operations is presently denominated in Euros. Although we generally seek to match the currency of our obligations with the functional currency of the operations supporting those obligations, we are not always able to match the currency of our costs and expenses with the currency of our revenues. Changes in exchange rates with respect to amounts recorded in our consolidated financial statements related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions.

Although substantially all of our operations are conducted in the local currency of the countries in which we operate, we are also exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency), against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Increasing exchange rate risk has been brought on by external factors such as increasing interest rates in the United States, as well as internal factors as a consequence of high fiscal and external deficits in some of the jurisdictions in which we operate. Volatility in exchange rates can affect our reported revenue, margins and stockholders’ equity both positively and negatively and can make our results difficult to predict. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (or decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a positive or negative impact on our comprehensive earnings or loss and equity solely as a result of foreign currency translation. The APW Group’s primary exposure to exchange rate risk during the period from February 10, 2020 to December 31, 2020 was to the British pound sterling and Euro, representing 27% and 24% of our reported revenue during the period, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Brazilian real, Chilean peso, Australian dollar, Mexican peso, Canadian dollar, Colombian peso, Hungarian forint and Romanian leu. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of financial statements of our subsidiaries and affiliates into U.S. dollars; however, even if we were to enter into such hedges, they may not be effective to off-set any such non-cash losses.

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may, in the longer term, limit the funds available to us.

As of December 31, 2020 and 2019, we had total outstanding indebtedness of $738.3 million and $588.2 million, respectively, the majority of which was secured through multiple liens, pledges and other security interests on its different assets. Our ability to make scheduled payments or refinance our obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Taking into consideration our current cash on hand and our available credit facilities, including the maturity of such facilities, we do not believe our ability to service our debt and sustain our operations will be materially affected for at least a 12-month period following the date of this Annual Report. In the longer term, however, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to pursue growth. If our cash flows and capital resources are insufficient in the longer term to fund our obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness and other obligations or our lenders could seek to foreclose on our assets or could also sell all or substantially all of our assets under such foreclosure or other realization upon those encumbrances without prior approval of our stockholders. In the longer term, we may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt obligations. For more information about our debt obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

The terms of our debt agreements may restrict our flexibility in operating our business.

Under certain of our existing debt instruments, we and certain of our subsidiaries are subject to limitations regarding our business and operations, including limitations on the amounts of certain types of assets that can be acquired, or the jurisdictions in which assets can be acquired, limitations on incurring additional indebtedness and liens, limitations on certain consolidations, mergers, and sales of assets, and restrictions on the payment of dividends or distributions. Any debt financing that we secure in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions.

These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in our best interests. Further, a failure by us to comply with any of these covenants and restrictions could result in an event of default that, if not waived or cured, could result in the acceleration of all or a substantial portion of the outstanding indebtedness thereunder. For more information about our debt obligations and the covenants and restrictions thereunder, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Our growth strategy requires access to new capital, which could be impaired by unfavorable capital markets.

Our growth strategy requires significant capital as we primarily purchase for an upfront fee the future stream of rental payments. Any limitations on access to new capital will impair our ability to execute our growth strategy. If the cost of capital becomes too expensive, our ability to grow will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. To the extent that we raise capital through issuance of equity, our stockholders may suffer significant dilution. To the extent that we raise capital through additional debt, that debt (i) may adversely affect our profitability, (ii) may be secured and (iii) would rank senior to any of our equity. We have historically raised a significant portion of our capital through the issuance of secured debt, which has a lower coupon rate than unsecured debt, but our ability to obtain secured debt in the future to execute our growth strategy is subject to our having sufficient assets eligible for securitization that are not subject to prior securitization from our existing debt. Weak economic conditions and volatility and disruption in the financial markets, including as a result of the ongoing COVID-19 pandemic, could increase the cost of raising money in the debt and equity capital markets substantially while diminishing the availability of funds from those markets which could materially impact our ability to implement our growth strategy.

An increase in market interest rates could increase our interest costs on future debt, reduce the value of our assets and affect the growth of our business, all of which may materially and adversely affect our results of operations and financial condition.

Fluctuations in interest rates may negatively impact our business. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. If interest rates increase, so could our interest expense for new debt, making the financing of new assets costlier. We may incur variable interest rate indebtedness in the future. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness.

Changes in interest rates may also affect the value of our assets and affect our ability to acquire new assets as site owners may be more reluctant to sell their interests during times of higher interest rates or may demand a higher cost than we have historically paid for our assets. If we cannot acquire additional assets at appropriate prices and returns or determine to pay higher amounts for additional assets, we will not be able to grow revenue to the extent expected, which could have a material adverse effect on our financial results and condition.

Our revenue is primarily derived from lease payments due from wireless carriers and tower operators; consequently, a slowdown in the demand for wireless communication services may adversely affect our business.

Our assets consist primarily of real property interests in wireless communications sites and contractual rights to the revenue stream generated from Tenant Leases. If consumers significantly reduce their minutes of use or data usage or fail to widely adopt and use wireless data applications or new technologies, wireless carriers could experience a decrease in demand for their services. In addition, delays or changes in the deployment of new technologies could reduce consumer demand. To the extent that that the demand for wireless communications services decreases, the owners and operators of wireless communications towers and antennae may be less willing or able to invest additional capital in their networks and may even reduce the number of wireless communications sites in their networks, all of which could materially and adversely affect the demand for our assets, the revenue that we are able to generate, and the rate of growth in our business.

We may enter into additional credit agreements or mortgage, pledge, hypothecate or grant a security interest in all or a portion of our assets without prior approval of our stockholders.

We expect to incur additional debt to finance our operations all or a portion of which will be secured by a lien on our assets. We anticipate that the leverage we employ will vary depending on our ability to sell additional Company debt, obtain credit facilities, the targeted leveraged return we expect from our portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our results of operations and cash flow may be materially adversely affected to the extent that changes in market conditions cause the cost of our future financings to increase. Any significant indebtedness incurred by us or our subsidiaries could have the following material consequences, among others:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund acquisitions, working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;

•

increase the amount of our interest expense because our borrowings could include instruments with variable rates of interest, which, if interest rates increase, would result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to make strategic acquisitions, introduce new technologies or exploit business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and
•	limit, among other things, our ability to borrow additional funds.

We are a holding company whose principal source of operating cash is the income received from our subsidiaries, which may limit our ability to pay dividends or satisfy our other financial obligations.

We are a holding company with no material assets other than our limited liability company interests in APW OpCo, and therefore we have no independent means of generating revenue or cash flow. To the extent APW OpCo has available cash, we intend to cause APW OpCo (i) to make distributions to its unitholders, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates and (ii) to reimburse us for our expenses. Our ability to pay dividends will be dependent upon the financial results and cash flows of APW OpCo and distributions received from APW OpCo with respect to our limited liability company interests in APW OpCo. The amount of distributions and dividends, if any, which may be paid from APW OpCo to us will depend on many factors, including its results of operations and financial condition, limits on dividends under applicable law, our subsidiaries’ constitutional documents and documents governing any indebtedness of our subsidiaries, and other factors that may be outside our control. If our subsidiaries are unable to generate sufficient cash flow or APW OpCo does not make distributions to us with respect to our limited liability company interests in APW OpCo for any other reason, we may be unable to make distributions and dividends on the Class A Common Shares, pay our expenses or satisfy our other financial obligations, including our obligations to service and repay our indebtedness and to pay any dividends that may be required to be paid in respect of the shares of preferred stock, par value $0.0001 per share, of the Company designated as “Series A Founder Preferred Stock” (the “Series A Founder Preferred Shares”).

Risks Relating to Laws and Regulation

Our operations outside the U.S. are subject to economic, political, cultural and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

For the year ended December 31, 2020, approximately 76% of the APW Group’s revenue arose from business operations outside the U.S., and approximately 79% of the APW Group’s annualized in-place rents as of December 31, 2020 arose from business operations outside the U.S. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Results of Operations – Non-GAAP Financial Measures”. We anticipate that the overall proportion of revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally that could materially and adversely affect our business and results of operations, including:

•	laws and regulations that dictate how we conduct business, including zoning, maintenance and environmental matters, and laws related to ownership of real property interests;
•

uncertain, inconsistent or changing interpretations of laws and regulations, especially those that address our business model, as well as judicial systems that may move more slowly, or be more unpredictable, than U.S. judicial systems;

•	changes in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;
•	laws affecting communications infrastructure, including the sharing of such infrastructure;
•	laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;
•	changes to existing or enactment of new domestic or international tax laws;
•	expropriation and governmental regulation restricting foreign ownership or requiring reversion or divestiture;
•	laws and regulations governing employee relations, including occupational health and safety matters and employee compensation and benefits matters;
•

our ability to comply with, and the costs of compliance with, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act of 1977, the UK Bribery Act 2010 and similar international anti-bribery laws;

•	changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications sites;
•

reluctance or unwillingness of communications site property owners in an existing country of our operations, or in a new country that we determine to enter, generally to do business with a U.S.-headquartered company or a company engaged in our business, especially where there is no history of such a business in the country; and

•	actions restricting or revoking the wireless carriers’ spectrum licenses or suspending or terminating business under prior licenses.

The Electronic Communications Code enacted in the United Kingdom may limit the amount of lease income we generate in the United Kingdom, which would have a material adverse effect on our results of operations and financial condition.

The Electronic Communications Code, which came into force on December 28, 2017 as part of the United Kingdom’s Digital Economy Act 2017, governs certain relationships between landowners and operators of electronic communications services, such as cellular towers. It gives operators certain rights to install, inspect and maintain electronic communications apparatus including masts, cables and other equipment on land, even where the operator cannot agree with the landowner as to the terms of the rights. Among other measures, the Electronic Communications Code restricts the ability of landowners to charge premium prices for the use of their land by basing the consideration paid on the underlying value of the land, not the value attributable to the high public demand for communications services, and provides authority to the courts to determine the rent if the parties are unable to come to agreement. As a result, our future results may be negatively impacted if a significant number of our leases in the United Kingdom are renegotiated at lower rates. Our annualized in-place rent as of December 31, 2020 generated by property located in the United Kingdom was approximately 22%. A material reduction in our annualized in-place rents in the United Kingdom would have a material adverse impact on our results of operations and financial condition.

Unforeseen liabilities under environmental laws could have a material adverse effect on our results of operations and cash flow.

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to the communications sites in which we have a real property interest and to the businesses and operations of our lessees, property owners and other surface owners or operators. International, federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non-compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g. wetlands). Although we do not conduct any operations on our properties, the wireless carriers or tower companies on our communications sites may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, the site owners, lessees and other surface interest owners may have liability or responsibility under these laws that could have an indirect impact on our business. For those communications sites in which we hold real property interests that are not full fee simple ownership, our liability is typically limited to damages caused by our actions. However, in limited circumstances certain jurisdictions may seek to impose liability if all other owners are not available. With respect to the communications sites that we own in fee simple, we are subject to environmental liability in accordance with local law. Although we do not purchase property where we are aware that there are or may be any environmental issues, we do not conduct any environmental due diligence such as Phase 1 Environmental Assessments in the United States or similar inquiries outside the United States before purchasing the real property. Our agreements with lessees, counterparties and other surface owners generally include environmental representations, warranties and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under these laws. However, these counterparties may not have the financial ability to comply with their assumed obligations, which may have a material adverse effect on our results of operations.

We are subject to laws, regulations and other legal obligations related to privacy, data protection, information and cyber security, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other data from and about (i) site owners from whom we have purchased assets, (ii) the wireless carriers and tower companies from whom we receive rental payments and (iii) our employees and other service providers. Our handling of data is subject to a variety of laws and regulations by state, local and foreign agencies, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex.

In the United States, these include security breach notification laws and consumer protection laws, as well as state laws addressing privacy and data security. Internationally, various foreign jurisdictions in which we operate have established, or are developing, their own data privacy and security legal framework with which we or our customers must comply. In certain cases, these international laws and regulations are more restrictive than those in the United States. Our significant operations in the European Union are subject to the General Data Protection Regulation (“GDPR”), which imposes stringent data protection requirements on companies that receive or process personal information from EU residents and establishes significant penalties for non-compliance. Violations of the GDPR can result in penalties up to the greater of €20.0 million or 4% of global annual revenues and may also lead to damages claims by data controllers and data subjects. Such penalties are in addition to any civil litigation claims by data controllers, customers and data subjects. Further, the United Kingdom’s departure from the European Union (“Brexit”) has created uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated following Brexit.

Compliance with privacy, data protection and information security laws, regulations and other obligations, which includes a long-term engagement with a cybersecurity firm to assess IT security and implement IT best practices, penetration testing by independent external parties on a recurring basis and investment in additional server hardware and licenses to monitor security events through the use of a Security Information and Event Management System (“SIEM”), is costly, and we may encounter difficulties, delays or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. In addition, any failure or perceived failure by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operation.

Our compliance with data security laws, regulations and legal obligations is in a context in which the frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks, and other data security incidents has significantly increased in recent years. As with many other businesses, we are continually at risk of being subject to attacks and incidents. Due to the increased risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures, and processes designed to protect our information technology systems, as well as the personal, confidential, or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or data security incident. Whether or not these measures are ultimately successful, these expenditures could have an adverse impact on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives.

Risks relating to the APW Acquisition

We may have limited redress in respect of claims under the APW Merger Agreement.

On February 10, 2020, Radius acquired the APW Group from Associated Partners pursuant to that certain Agreement and Plan of Merger, dated as of November 19, 2019, by among the Company, AP Wireless, APW OpCo, LAH Merger Sub LLC, and Associated Partners, as the Company Partners’ Representative (the “APW Merger Agreement”). Except in the event of fraud, we cannot make a claim for indemnification against Associated Partners for a breach of the representations and warranties or covenants in the APW Merger Agreement. In connection with the acquisition of the APW Group by Radius pursuant to the APW Merger Agreement on February 10, 2020 (the “APW Acquisition”), we

obtained a representation and warranty insurance policy to provide indemnification for breaches of certain representations and warranties, which policy will be subject to certain specified limitations and exclusions. There can be no assurance that, in the event of a claim, the insurance policy will cover the relevant losses, or that proceeds that are recoverable under the insurance policy (if any) will be sufficient to compensate us for any losses incurred. Therefore, we may have limited redress against Associated Partners and/or the representations and warranties insurance provider in respect of claims for breach of the warranties, covenants and other provisions in the APW Merger Agreement which could have a material adverse effect on our financial condition and results of operations.

The due diligence undertaken by us in connection with the APW Acquisition may not have revealed all relevant considerations or liabilities of the APW Group, which could have a material adverse effect on our financial condition or results of operations.

Although we conducted due diligence in connection with the APW Acquisition, we cannot assure you that this due diligence revealed all relevant facts necessary to evaluate the APW Acquisition. Furthermore, the information provided during due diligence may have been incomplete, inadequate or inaccurate. As part of the due diligence process, we also made subjective judgments regarding the results of operations, financial condition and prospects of the APW Group. If the due diligence investigation failed to correctly identify material issues and liabilities that may be present in the APW Group, or if we considered certain material risks to be commercially acceptable relative to the opportunity, we may incur substantial impairment charges or other losses should such risks materialize. In addition, we may be subject to significant, previously undisclosed liabilities of the APW Group that were not identified during due diligence and that could contribute to poor operational performance and have a material adverse effect on our financial condition and results of operations.

Risks Relating to our Securities

We have been, and may in the future, be required to issue additional Class A Common Shares pursuant to the terms of the Series A Founder Preferred Shares, and such additional issuances may dilute your interests in the Class A Common Shares.

The terms of the Series A Founder Preferred Shares will provide (i) that they will, in accordance with their terms, automatically convert into Class A Common Shares on a one-for-one basis (subject to adjustment in accordance with the restated certificate of incorporation of Radius (the “Charter”) on the last day of the seventh full financial year after the Acquisition Closing Date, i.e., December 31, 2027, (or if such date is not a trading day, the first trading day immediately following such date) and (ii) that some or all of them may be converted at the option of the holder, at any time, five trading days following the Company’s receipt of a written request from the holder.

In addition, once the average price per Class A Common Share (subject to adjustment in accordance with the Charter) for any ten consecutive trading days is at least $11.50, holders of Series A Founder Preferred Shares will be entitled to receive – when, as and if declared by the Board of Directors of the Company (the “Board”), and payable in preference and priority to the declaration or payment of any dividends on the Class A Common Shares and any other junior stock – a cumulative dividend in an annual dividend amount, calculated in accordance with the Charter (the “Annual Dividend Amount”). Such Annual Dividend Amount will be payable in Class A Common Shares or cash, in the sole discretion of the Board. If the Board determines to declare and pay such Annual Dividend Amount in Class A Common Shares, then the Annual Dividend Amount will be paid by the issue of a number of Class A Common Shares equal to the Annual Dividend Amount divided by the Dividend Price. Subsequent to December 31, 2020, on February 1, 2021, the Board declared a stock dividend payment of 2,474,421 shares of the Company’s Class A Common Shares that was paid on February 4, 2021.

The precise number of Class A Common Shares that we may issue pursuant to the terms of the Series A Founder Preferred Shares cannot be ascertained at this time. The issuance of Class A Common Shares pursuant to the terms of the Series A Founder Preferred Shares will increase the number of Class A Common Shares outstanding and may therefore dilute your interests in our Class A Common Shares and/or have an adverse effect on the market price of the Class A Common Shares.

We may be required to issue additional Class A Common Shares pursuant to the terms of the APW LLC Operating Agreement upon the redemption or exchange of certain APW OpCo units, which may dilute your interests in the Class A Common Shares.

A member of APW OpCo (other than the Company) holding the units designated as “Class B Common Units” (the “Class B Common Units”) pursuant to the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 31, 2020, by and between its members and the Company (the “APW LLC Operating Agreement”) that are redeemable in accordance with the terms of the APW LLC Operating Agreement (“Redeemable Units”) may cause APW OpCo to redeem such Redeemable Units upon compliance with the procedures set forth in the APW LLC Operating Agreement. Upon redemption of the Redeemable Units, the holders thereof will be entitled to receive either (i) a number of Class A Common Shares equal to such Redeemable Units (the “Share Settlement”) or (ii) immediately available U.S. dollars in an amount determined in accordance with the procedures set forth in the APW LLC Operating Agreement (the “Cash Settlement”) by our independent Directors who are independent for the purposes of the governance standards set forth in section 5600 of the Nasdaq Listing Rules, as the context requires (the “Independent Directors”), who are disinterested. The Independent Directors who are disinterested may, in accordance with the procedures set forth in the APW LLC Operating Agreement, also effect the direct exchange of such Redeemable Units for the Share Settlement or the Cash Settlement, as applicable, rather than through a redemption by APW OpCo. Simultaneous with such redemption (or direct exchange), the member of APW OpCo whose Redeemable Units were redeemed or exchanged is required to surrender to the Company for no consideration, and the Company is required to cancel for no consideration, a number of shares of Class B common stock, par value $0.0001, of the Company (the “Class B Common Shares”) or the shares of preferred stock, par value $0.0001 per share, of Company designated as “Series B Founder Preferred Stock” (the “Series B Founder Preferred Shares”), as applicable, equal to the number of Redeemable Units so redeemed or exchanged.

The issuance of additional Class A Common Shares pursuant to a redemption or exchange of Redeemable Units pursuant to the APW LLC Operating Agreement will increase the number of Class A Common Shares outstanding and may therefore dilute your interests in our Class A Common Shares and/or have an adverse effect on the market price of the Class A Common Shares.

We will be required to issue additional Class A Common Shares upon the exercise of the Warrants and/or our options, which may dilute your interests in the Class A Common Shares.

The terms of the Warrants will provide for the issuance of Class A Common Shares upon any exercise of the Warrants. Each Warrant will entitle the holder to one-third of a Class A Common Share, exercisable in multiples of three Warrants at $11.50 per Class A Common Share (subject to adjustment in accordance with the terms and conditions of the instrument constituting the Warrants executed by the Company on November 15, 2017, as amended and restated on October 2, 2020 (and as amended or supplemented from time to time pursuant to its terms (“the Warrant Instrument”)). Based on the number of Warrants outstanding as of December 31, 2020, the maximum number of Class A Common Shares that we may be required to issue pursuant to the terms of the Warrants, subject to adjustment in accordance with the terms and conditions of the Warrant Instrument, is 16,675,000. The exercise of the Warrants will result in a dilution of the value of a stockholder’s interests in our Class A Common Shares if the value of a Class A Common Share exceeds the exercise price payable on the exercise of a Warrant at the relevant time.

In addition, as of December 31, 2020, we had outstanding options to acquire 2,813,000 Class A Common Shares (125,000 of which were vested). The exercise of such options will result in a dilution of the value of a stockholder’s interests in our Class A Common Shares.

The potential for the issuance of additional Class A Common Shares pursuant to exercise of the Warrants or the Options could have an adverse effect on the market price of the Class A Common Shares.

Holders of our Common Shares will have the right to elect only five out of our nine Directors, which will limit the ability of such holders to influence the composition of the Board.

Pursuant to the Charter, so long as TOMS Acquisition II LLC , Imperial Landscape Sponsor LLC, Digital Landscape Partners Holding LLC (an entity controlled by TOMS Acquisition II LLC and Imperial Landscape Sponsor LLC) and William H. Berkman (collectively, the “Founder Entities”), their affiliates and their permitted transferees under the Shareholders Agreement in the aggregate hold 20% or more of the issued and outstanding Series A Founder Preferred

Shares and Series B Founder Preferred Shares, such holders will, acting together, have the right to appoint five of the nine directors on the Board (such Directors, the “Founder Directors”), two appointed by William Berkman and Berkman Family Investments, LLC, and two appointed by Digital Landscape Partners Holding LLC. In addition, William Berkman, Berkman Family Investments, LLC, Scott Bruce, Richard Goldstein and their permitted transferees (the “AG Group”) will have the right to designate a majority of the Nominating and Governance Committee of the Board, and at least five-ninths of any other committee of the Board will be comprised of Founder Directors or other Directors selected by them. As a result, holders of our Class A Common Shares and our Class B Common Shares will have the right to elect only five out of our nine Directors, which will limit such holders’ ability to influence the composition of the Board and, in turn, potentially influence and impact future actions taken by the Board. As of December 31, 2020, the Founder Entities hold approximately 94.3% of the outstanding Series A Founder Preferred Shares. Further, so long as Series A Founder Preferred Shares and Series B Founder Preferred Shares remain outstanding, the Company may not increase the size of the Board to more than nine Directors without the prior vote or consent of the holders of at least 80% in voting power of the outstanding Series A Founder Preferred Shares and Series B Founder Preferred Shares.

In addition, for so long as Centerbridge Partners Real Estate Fund, LP., Centerbridge Partners Real Estate Fund SBS, LP. and Centerbridge Special Credit Partners III, LP., each of which are entities affiliated with Centerbridge Partners, LP (collectively, the “Centerbridge Entities”) hold at least 50% of the Class A Shares that they purchased under that certain Subscription Agreement, dated as of November 20, 2019, by and among the Company and the Centerbridge Entities, as amended and supplemented (the “Centerbridge Subscription Agreement”) (or any shares of Radius issued in exchange therefor, including Class A Common Shares), they are entitled to nominate one Director to the Board, subject to reasonable approval by AP Wireless. As of the date of this Annual Report, the Centerbridge Entities hold 100% of such shares.

Anti-takeover provisions in our organizational documents and under Delaware law could delay, discourage or prevent takeover attempts or changes in our management that stockholders may consider favorable.

The Charter and bylaws (the “Bylaws”) of Radius contain provisions that could have the effect of delaying, discouraging or preventing takeover attempts or changes in our management without the consent of the Board. These provisions include:

•

that so long as the Founder Entities, their affiliates and their permitted transferees under the Shareholders Agreement in aggregate hold 20% or more of the issued and outstanding Series A Founder Preferred Shares and Series B Founder Preferred Shares, five of our nine Directors will be Founder Directors, appointed by such without any vote of the holders of our Common Shares;

•	no cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect Director candidates;
•

the exclusive right of our Board to elect a director to fill a vacancy on the Board resulting from an increase in the authorized number of directors, or from death, resignation, disqualification, removal or other cause (subject to the rights of the holders of the Series A Founder Preferred Shares and Series B Founder Preferred Shares), which prevents stockholders from being able to fill vacancies on our Board;

•

a prohibition on stockholder action by written consent (subject to exceptions for action by holders of the Series A Founder Preferred Shares and Series B Founder Preferred Shares), which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the ability of our Board to issue preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

the requirement that an annual meeting of stockholders may be called only (a) by (i) the chairman or a co-chairman of the Board, (ii) the chief executive officer, (iii) the Board or (iv) an officer of the Company authorized by the Board to do so or (b) upon the written request of holders of at least 30% of the voting power of our outstanding capital stock, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us;

•	limitations on the liability of, and the provision of indemnification to, our directors and officers; and
•

absent our written consent to an alternative forum, the exclusive jurisdiction of the Court of Chancery of the State of Delaware or, in the case of actions arising under the Securities Act, the federal district courts of the United States of America, for certain actions against us.

In addition, we and our organizational documents will be governed by Delaware law. The application of Delaware law to us may have the effect of deterring hostile takeover attempts or a change in control. In particular, Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) imposes certain restrictions on “business combinations” (defined to include mergers, asset sales and other transactions) between us and “interested stockholders” (defined to include persons who hold 15% or more of our voting stock and their affiliates). Any provision of the Charter or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

There is no guarantee that the Warrants will be in the money at a time when they are exercisable, and they may expire worthless. In addition, the terms of the Warrants may be amended without the consent of all holders.

The exercise price for the Warrants will be $11.50 per share (subject to adjustment in accordance with the terms of the Warrant Instrument). There is no guarantee that the Warrants will be in the money at a time when they are exercisable, and as such, the Warrants may expire worthless.

In addition, the Warrant Instrument provides that we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 75% of the then outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of holders of at least 75% of the then outstanding Warrants will be unlimited, examples of such amendments could include amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of Class A Common Shares purchasable upon exercise of a Warrant.

The Warrants may be mandatorily redeemed prior to their exercise at a time that is disadvantageous to holders, thereby making the Warrants worthless.

The Warrants will be subject to mandatory redemption at $0.01 per Warrant if at any time the average price per Class A Common Share equals or exceeds $18.00 (subject to any prior adjustment in accordance with the terms and conditions set out in the Warrant Instrument) for a period of ten consecutive trading days.

Mandatory redemption of the outstanding Warrants could force holders of Warrants:

•	to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so;
•	to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants; or
•	to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants.

The Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders. The Charter also provides that the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our Directors, officers or employees.

The Charter provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our Directors, officers or employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Charter or the Bylaws and (iv) any action asserting a claim that is governed by the internal affairs doctrine of the State of Delaware (in each case, unless the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, in which case the sole and exclusive forum for such action or proceeding will be another state or federal court located within the State of Delaware).

The Charter also provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States of America is the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While the Delaware Supreme Court has recently upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to this forum provision, a court of a state other than the State of Delaware could decide that such provisions are not enforceable under the laws of that state.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and have consented to the forum provisions in the Charter. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our Directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in the Charter to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Neither the Delaware nor the Securities Act forum provisions are intended by us to limit the forums available to our stockholders for actions or proceedings asserting claims arising under the Exchange Act.

General Risk Factors

Future sales of substantial amounts of our securities, or the perception that such sales could occur, may have an adverse effect on the price of our securities.

Sales of substantial amounts of the Class A Common Shares or our other securities in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A Common Shares and could impair our ability to raise capital through the sale of additional equity securities.

The outstanding Class A Common Shares, Series A Founder Preferred Shares, and Warrants of Radius have been registered under Securities Act of 1933, as amended (the “Securities Act”), and the Class A Common Shares and Warrants may be immediately sold either by our stockholders who are not our affiliates or by the selling stockholders pursuant to this Annual Report (subject, in the case of certain selling stockholders, to the transfer restrictions described below and elsewhere in this Annual Report). Moreover, our directors, executive officers and other affiliates who have beneficially owned our securities for at least six months will be entitled to sell such securities subject to volume limitations under Rule 144 under the Securities Act and certain transfer restrictions described below and elsewhere in this Annual Report.

Also pursuant to the Shareholders Agreement, the parties are entitled to certain demand and registration rights. We may also choose to provide additional entities certain demand and registration rights in the future, in connection with a merger, acquisition or similar transaction, or otherwise. Any registration statement we file to register additional shares of our capital stock, whether as a result of registration rights or otherwise, could have an adverse effect on the market price of our securities.

Further, a member of APW OpCo (other than the Company) holding Redeemable Units may cause APW OpCo to redeem such Redeemable Units upon compliance with the procedures set forth in the APW LLC Operating Agreement and, in redemption thereof, may be entitled to receive a Share Settlement consisting of a number of Class A Common Shares equal to such Redeemable Units.

The market price of our securities may fluctuate significantly, and such volatility could adversely affect your investment in our securities.

Fluctuations in the market price of our securities could contribute to the loss of all or part of your investment in our securities. Even if an active market for our securities develops and is maintained, the market price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Factors that may cause the market price of our securities to fluctuate significantly include, among others:

•	quarterly variations in our operating results;
•	interest rate changes;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	additions or departures of our Directors or executive officers;
•	material announcements by us or our competitors;
•	sales of substantial amounts of our securities by our Directors, executive officers or significant stockholders, or the perception that such sales could occur;
•	announcement or expectation of additional equity or debt financing efforts by us;
•	general economic and political conditions such as recessions, acts of war or terrorism and global pandemics (including the COVID-19 pandemic); and
•	the risk factors set forth in this Annual Report and other matters discussed herein.

Furthermore, broad market and industry factors could cause the market price of our securities to materially decline. The stock markets have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of the particular companies affected. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us, as well as fluctuations in general economic, political and market conditions, could depress the price of our securities regardless of our business, prospects, financial conditions or results of operations.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to us will make our securities less attractive to investors.

We qualify as an “emerging growth company” as defined in the JOBS Act. As such, we may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of October 2, 2020, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Shares that are held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides, however, that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to opt out of such extended transition period. As a result, we will adopt new or revised accounting standards on the same timeline as other public companies, and we will not be able to revoke such election.

We cannot predict if investors will find our securities less attractive because of our status as an emerging growth company and reliance on related exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020 and 2019, we had interests in 7,189 and 6,046 leases that generate rents for us, respectively. These outstanding leases related to properties that were situated on 5,427 and 4,586 different communications sites, respectively. Each of these “assets” is the right to receive the rent payable under the Tenant Lease entered into between the property owner or current lessor of the property and the owner of the wireless communication towers or antennae located on such site. These tower or antennae owners are typically either wireless carriers (mobile network operators, or “MNOs”) or tower companies. We acquire these interests primarily through individually negotiated transactions with the property owners.

See Item 1 – “Business – Our Assets” for further information pertaining to our properties.

Item 3. Legal Proceedings.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, there are no matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the NASDAQ Global Market since October 5, 2020 under the symbol “RADI.”

Holders of Common Stock

As of March 23, 2021, there were 1,692 holders of record of our common stock.

Dividend Policy

As of December 31, 2020, we had never declared or paid any cash dividends on our capital stock. On February 1, 2021, the Board declared a stock dividend payment of 2,474,421 Class A Shares that was paid on February 4, 2021 to the sole holder of record of all the issued and outstanding shares of Series A Founder Preferred Stock as of the close of business on February 1, 2021.  The stock dividend was declared pursuant to the terms of the Series A Founder Preferred Stock, under which the holders became entitled to receive a cumulative annual dividend when, as and if declared by the Board after the volume weighted average price of the Class A Common Stock was at or above $11.50 for ten consecutive trading days.  This dividend on the Series A Founder Preferred Stock is payable in cash or in shares of Class A Common Stock in the sole discretion of the Board.

We do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We intend to retain all available funds and any future earnings, to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, future issuances of equity, if any, and other factors our board of directors may deem relevant.

Issuer Repurchases of Equity Securities

During the three months ended December 31, 2020, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

Other information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the year ended December 31, 2020.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph illustrates a comparison from October 5, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2020 of the total cumulative return for our common stock, the S&P 500 Market Index and the Dow Jones U.S. Telecommunications Equipment Index. The graph assumes an initial investment of $100 at the market open on October 5, 2020. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Company/Index/Market	Cumulative Total Returns Based on Investment of $100 beginning on October 5, 2020
	10/5/2020	11/5/2020	12/5/2020	12/31/2020
RADI	$100.00	$105.29	$129.31	$147.70
DOW Jones US Telecommunications Equipment Index	100.00	101.48	116.70	117.93
S&P 500 Market Index	100.00	104.84	110.47	112.17

The performance graph above and related text are being furnished solely to accompany this 2020 Form 10-K pursuant to Item 201(e) of Regulation S-K, are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. Selected Financial Data.

Intentionally omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the year ended December 31, 2020. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 8 of this Annual Report on Form 10-K.

Overview

We are a holding company with no material assets other than our limited liability company interests in APW OpCo, the indirect parent of AP WIP Investments and its consolidated subsidiaries (the “APW Group”). We were incorporated as Landscape Acquisition Holdings Limited (“Landscape”) under the laws of the British Virgin Islands on November 1, 2017 and were formed to undertake an acquisition of a target company or business. On November 20, 2017, Landscape raised approximately $500 million before expenses and its ordinary shares (“Ordinary Shares”) and warrants (“Warrants”) were listed on the London Stock Exchange (“LSE”).

On February 10, 2020 (the “Closing Date”), Landscape completed the acquisition of AP WIP Investments Holdings, LP (“AP Wireless”), the direct parent of AP WIP Investments, LLC (“AP WIP Investments”), pursuant to a merger agreement entered into on November 19, 2019. Effective as of the Closing Date, we changed our name to Digital Landscape Group, Inc. The acquisition, together with the other transactions contemplated by the merger agreement, are referred to as the “APW Acquisition.” Except as the context otherwise requires, for all dates and periods ending on or before the Closing Date, the historical financial results discussed below with respect to such periods reflect the results of the APW Group, which is considered to be our predecessor for financial reporting purposes (“Predecessor”). We did not own the APW Group during any such periods, and such historical financial results may not be indicative of the results we would expect to recognize for periods after the Closing Date, or that we would have recognized had we owned the APW Group during such periods.

On October 2, 2020, we effected a discontinuance under Section 184 of the BVI Business Companies Act, 2004, as amended, and a domestication under Section 388 of the General Corporation Law of the State of Delaware, pursuant to which the Company’s jurisdiction of incorporation was changed from the British Virgin Islands to the State of Delaware (the “Domestication”). Effective upon the Domestication, we were renamed “Radius Global Infrastructure, Inc.”

On October 2, 2020, in connection with the Domestication, we delisted the Ordinary Shares and Warrants from trading on the LSE and on October 5, 2020, began trading its Class A Common Shares on the Nasdaq Global Market under the symbol “RADI”.

Except as the context otherwise requires, references in the following discussion to the “Company”, “Radius”, “we”, “our” or “us” with respect to periods prior to the Closing Date are to our Predecessor and its operations prior to the Closing Date; such references with respect to periods after the Closing Date are to our successor, Radius and its subsidiaries (including the APW Group) (“Successor”), and their operations after the Closing Date. AP Wireless and its subsidiaries (including AP WIP Investments) continue to exist as separate subsidiaries of Radius and those entities are separately financed, with each having debt obligations that are not obligations of Radius. See “—Liquidity and Capital Resources—Debt Obligations” below.

The APW Group

The APW Group is one of the largest international aggregators of rental streams underlying wireless sites through the acquisition of wireless telecom real property interests and contractual rights. The APW Group purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing ground lease or rooftop lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae (each such lease, a “Tenant Lease”) (and any subsequent lease or extension or amendment thereof). Typically, the APW Group acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower or antennae, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the APW Group the right to receive the rents from the Tenant Lease. In addition, the APW Group purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right. As of December 31, 2020 and 2019, we had interests in 7,189 and 6,046 leases that generate rents for us, respectively. These leases related to properties that were situated on 5,427 and 4,586 different communications sites, respectively, throughout the United States and 18 other countries. As of December 31, 2020, annualized in-place rents were approximately $84.1 million, whereas revenue was $62.9 million and $6.8 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. For a definition of annualized in-place rents and a comparison to revenue, the most directly comparable financial measure recorded in accordance with generally accepted accounting principles in the U.S. (“GAAP”), see “—Non-GAAP Financial Measures” below.

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

APW Acquisition Transactions

APW Acquisition

On November 19, 2019, we announced our entry into a definitive agreement to acquire AP Wireless and its subsidiaries from Associated Partners, L.P. (“Associated Partners”). Upon completion of the APW Acquisition on the Closing Date, we acquired a 91.8% interest in APW OpCo LLC (“APW OpCo”), the parent of AP Wireless and the indirect parent of the APW Group, for consideration of approximately $860 million less (i) debt as of June 30, 2019 of approximately $539 million, (ii) approximately $65 million to redeem a minority investor in the AP Wireless business and (iii) allocable transaction expenses of approximately $10.7 million plus (iv) cash as of June 30, 2019 of approximately $66.5 million (subject to certain limited adjustments). The acquisition was completed through a merger of one of Landscape’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the APW Acquisition, we own 91.8% of APW OpCo, with certain former partners of Associated Partners who were members of APW OpCo immediately prior to the Closing Date and who elected to roll over their investment in APW OpCo in connection with the APW Acquisition (the “Continuing OpCo Members”) owning the remaining 8.2% interest in APW OpCo. As a result, the AP Wireless business is 100% owned by Radius and the Continuing OpCo Members.

Certain securities of APW OpCo issued and outstanding upon completion of the APW Acquisition are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for Class A Common Shares. If all APW OpCo securities have vested and no securities have been exchanged for Class A Common Shares, the Company will own approximately 82% of APW OpCo as of December 31, 2020. On February 1, 2021, the Board of Directors (“Board”) of the Company declared a stock dividend payment of 2,474,421 shares of the Company’s Class A Shares that was paid on February 4, 2021 to the sole holder of record of all the issued and outstanding shares of Series A Founder Preferred Stock as of the close of business on February 1, 2021.  The stock dividend was declared pursuant to the terms of the Series A Founder Preferred Stock, under which the holders became entitled to receive a cumulative annual dividend when, as and if declared by the Board after the volume weighted average price of the Class A Common Stock was at or above $11.50 for ten consecutive trading days.  This dividend on the Series A Founder Preferred Stock is payable in cash or in shares of Class A Common Stock in the sole discretion of the Board.

The APW Acquisition constituted a “Reverse Takeover” under United Kingdom listing rules, causing the listing on the LSE of the Ordinary Shares and Warrants to be suspended on November 20, 2019 pending the Company publishing an Annual Report in relation to admission of the Ordinary Shares and Warrants to listing. The United Kingdom Financial Conduct Authority accepted the Company’s application for listing on March 27, 2020 and trading of the Ordinary Shares and Warrants on the LSE recommenced on April 1, 2020.

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

Basis of Presentation

As a result of the APW Acquisition, for accounting purposes, Radius was the acquirer and the APW Group was the acquiree and, effective as of the Closing Date, the accounting Predecessor to Radius, as Radius had no operations prior to the APW Acquisition. Accordingly, the financial statement presentation set forth herein includes the financial statements of the APW Group as “Predecessor” for periods prior to the Closing Date and Radius as “Successor” for periods on and after the Closing Date, including the consolidation of the APW Group. The APW Acquisition was accounted for as a business combination under the scope of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations.

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

For the Successor period from February 10, 2020 through December 31, 2020, Radius consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries. For the Predecessor periods prior to February 10, 2020, the consolidated financial statements presented and discussed below include the accounts of AP WIP Investments and its wholly owned subsidiaries, as well as a variable interest entity (“VIE”) for which a subsidiary of AP WIP Investments was considered the primary beneficiary. Such consolidated financial statements were prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. All intercompany transactions and account balances have been eliminated.

Key Factors Affecting Financial Condition and Results of Operations

We operate in a complex environment with several factors affecting our operations in addition to those described above. The following discussion describes key factors and events that may affect our financial condition and results of operations.

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

Beginning in March 2020, government-imposed restrictions on the opening of offices and/or self-isolation measures have had an impact on our operations. In particular, our offices globally were largely shut down beginning in the middle of March 2020, although in all cases our operations have continued with employees working remotely from their homes. In addition, as a result of the COVID-19 outbreak, there have been and may continue to be short-term impacts on our ability to acquire new rental streams. For example, leasing transactions in certain civil law jurisdictions, such as Brazil, Chile and Colombia, often require the notarization of legal documents in person as part of the closing procedure. Government-imposed restrictions on the opening of offices and/or self-isolation measures, particularly in Latin American countries, have had, and may continue to have an adverse impact on the availability of notaries or other legal service providers. Further, global macro-economic conditions resulted in declines in foreign currency exchange rates and heightened volatility in foreign currency exchange rates across multiple currencies.

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

We believe we have sufficient liquidity to operate our business and that we have the ability to continue investing in our business and acquiring assets during the current phase of the pandemic. As of December 31, 2020, we had $215.4 million in total cash and cash equivalents and restricted cash.

Nevertheless, the extent to which COVID-19 will ultimately impact our results of operations and financial condition as well as the financial condition of our tenants will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the outbreak; the availability, distribution and efficacy of vaccines; new or mutated strains of COVID-19 or a similar virus (including vaccine-resistant strains); the impact of the outbreak on global economic activity and financial markets, including the possibility of a global recession and volatility in the global capital markets which, among other things, may increase the cost of capital and adversely impact our access to capital. For example, global macro-economic conditions have resulted in declines in foreign currency exchange rates and heightened volatility in foreign currency exchange rates across multiple currencies. These impacts, individually or collectively, could have a material adverse impact on our results of operations and financial condition as the pandemic continues.

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

Interest Rate Fluctuations

Changes in global interest rates may have an impact on the acquisition price of real property interests. Changes to the acquisition price can impact our ability to deploy capital at company targeted returns. Historically, we have limited interest rate risk on debt instruments through long term debt with fixed interest rates.

Competition

We face varying levels of competition in the acquisition of assets in each operating country. Some competitors are larger and include public companies with greater access to capital and scale of operations than we do. Competition can drive up the acquisition price of real property interests, which would have an impact on the amount of revenue acquired on an annual basis.

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

Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease, not including renewal terms, since the lease arrangements are cancellable by both parties. Rent received in advance is recorded when we receive advance rental payments from the in-place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance.

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

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease acquired by the Company. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 7,189 and 6,046 leases as of December 31, 2020 and 2019, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 5,427 and 4,586 sites as of December 31, 2020 and 2019, respectively.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA is defined as net income (loss) before net interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and further adjusting for management incentive plan expense, non-cash impairment—decommission of cell sites expense, realized and unrealized gains and losses on foreign currency debt, unrealized foreign exchange gains/losses associated with intercompany account balances denominated in a currency other than the functional currency, nonrecurring expenses incurred in connection with the Domestication, costs recorded in selling, general and administrative expenses incurred for incremental acquisition pursuit (successful and unsuccessful) and integration, and nonrecurring severance costs included in selling, general and administrative expenses. Management believes the presentation of EBITDA and Adjusted EBITDA provides valuable additional information for users of the financial statements in assessing our financial condition and results of operations. Each of EBITDA and Adjusted EBITDA has important limitations as analytical tools because they exclude some, but not all, items that affect net income, therefore the calculation of these financial measures may be different from the calculations used by other companies and comparability may therefore be limited. You should not consider EBITDA, Adjusted EBITDA or any of our other non-GAAP financial measures as an alternative or substitute for our results.

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

	Successor	Predecessor
(in thousands)	Period from February 10 - December 31, 2020	Period from January 1 – February 9, 2020	Year Ended December 31, 2019
(unaudited)
Net income (loss)	$(191,942)	$6,177	$(44,445)
Amortization and depreciation	43,005	2,584	19,132
Interest expense, net	25,201	3,623	32,038
Income tax expense	2,825	767	2,468
EBITDA	(120,911)	13,151	9,193
Impairment—decommission of cell sites	1,975	530	2,570
Realized/unrealized loss (gain) on foreign currency debt	40,434	(11,500)	6,118
Share-based compensation expense	83,421	—	—
Management incentive plan expense	—	—	893
Non-cash foreign currency adjustments	615	523	(632)
Nonrecurring domestication and public company registration expenses	8,439	—	—
Transaction-related costs	1,860	—	—
One-time severance expense	—	—	2,331
Adjusted EBITDA	$15,833	$2,704	$20,473

Acquisition Capex

Acquisition Capex is a non-GAAP financial measure. The Company’s payments for its acquisitions of real property interests consist of either a one-time payment upon the acquisition or up-front payments with contractually committed payments made over a period of time, pursuant to each real property interest agreement. In all cases, the Company contractually acquires all rights associated with the underlying revenue-producing assets upon entering into the agreement to purchase the real property interest and records the related assets in the period of acquisition. Acquisition Capex therefore represents the total cash spent and committed to be spent for the Company’s acquisitions of revenue-producing assets during the period measured. Management believes the presentation of Acquisition Capex provides valuable additional information for users of the financial statements in assessing our financial performance and growth, as it is a comprehensive measure of our investments in the revenue-producing assets that we acquire in a given period. Acquisition Capex has important limitations as an analytical tool, because it excludes certain fixed and variable costs related to our selling, marketing and underwriting activities included in selling, general and administrative expenses in the consolidated statements of operations, including corporate overhead expenses. Further, this financial measure may be different from calculations used by other companies and comparability may therefore be limited. You should not consider Acquisition Capex or any of the other non-GAAP measures we utilize as an alternative or substitute for our results.

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

	Successor	Predecessor
(in thousands)	Period from February 10 - December 31, 2020	Period from January 1 - February 9, 2020	Year Ended December 31, 2019
(unaudited)
Investments in real property interests and related intangible assets	$175,665	$5,064	$78,052
Committed contractual payments for investments in real property interests and intangible assets	30,073	1,533	20,188
Foreign exchange translation impacts and other	8,677	(262)	686
Acquisition Capex	$214,415	$6,335	$98,926

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

	Successor	Predecessor
(in thousands)	Period from February 10 - December 31, 2020	Period from January 1 - February 9, 2020	Year Ended December 31, 2019
Revenue for year ended December 31	$62,923	$6,836	$55,706
Annualized in-place rents as of December 31	$84,071		$62,095

Results of Operations

Comparison of the results of operations for the year ended December 31, 2020 and December 31, 2019

The selected financial information of the Company for the periods from and including February 10, 2020 to December 31, 2020 (Successor) and from and including January 1, 2020 to February 9, 2020 (Predecessor) set out below has been extracted without material adjustment from the consolidated financial information of the Successor included elsewhere in this Form 10-K. The selected financial information of the Predecessor for the year ended December 31, 2019 set out below has been extracted without material adjustment from the consolidated financial information of the Predecessor included elsewhere in this Form 10-K.

	Successor	Predecessor
(in thousands)	Period from February 10 - December 31, 2020	Period from January 1 - February 9, 2020	Year Ended December 31, 2019
Consolidated Statements of Operations Data
Revenue	$62,923	$6,836	$55,706
Cost of service	619	34	326
Gross profit	62,304	6,802	55,380
Selling, general and administrative	60,565	4,344	36,783
Share-based compensation	83,421	—	—
Management incentive plan	—	—	893
Amortization and depreciation	43,005	2,584	19,132
Impairment—decommission of cell sites	1,975	530	2,570
Operating loss	(126,662)	(656)	(3,998)
Realized and unrealized gain (loss) on foreign currency debt	(40,434)	11,500	(6,118)
Interest expense, net	(25,201)	(3,623)	(32,038)
Other income (expense), net	1,916	(277)	177
Gain on extinguishment of debt	1,264	—	—
Income (loss) before income taxes	(189,117)	6,944	(41,977)
Income tax expense	2,825	767	2,468
Net income (loss)	$(191,942)	$6,177	$(44,445)

Revenue

Revenue was $62.9 million and $6.8 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $55.7 million for the Predecessor year ended December 31, 2019. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as the number of leases acquired by us increased by 19% during the twelve-month period subsequent to December 31, 2019.

Cost of service

Cost of service was $619 thousand and $34 thousand for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $326 thousand for the Predecessor year ended December 31, 2019. The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired during the twelve months subsequent to the year ended December 31, 2019.

Selling, general, and administrative expense

Selling, general and administrative expense was $60.6 million and $4.3 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $36.8 million for the Predecessor year ended December 31, 2019. General and administrative expenses associated with servicing our real property interest assets was $5.7 million and $0.6 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $5.7 million for the Predecessor year ended December 31, 2019. Selling, general and administrative expense for the Successor period from February 10 to December 31, 2020 included expenses not incurred in the previous periods for our Domestication activities of approximately $8.4 million, compensation and facilities-related costs associated with the Radius management team and staff totaling $8.6 million, professional fees and other expense associated with being a U.S. public company of approximately $2.4 million, transaction-related costs of approximately $1.9 million, transfer taxes resulting from the APW Acquisition of $1.7 million and approximately $4.2 million related to the recording of one-time compensation payments for the benefit of certain APW Group employees . Included in selling, general and administrative expense for the year ended December 31, 2019 was an expense for severance costs of $2.3 million. The remaining $3.2 million increase was due primarily to higher expenses of the APW Group as a result of an increase in headcount associated with the growth of our investments in real property interests.

Share-based compensation

Share-based compensation expense totaling $83.4 million was recognized in the Successor period from February 10 to December 31, 2020. In November 2017, Landscape issued 1,600,000 Series A Founder Preferred Shares to certain of its founders in connection with Landscape’s initial placement of Ordinary Shares and Warrants. The Series A Founder Preferred Shares were structured to provide a return based on the future appreciation of the market value of the Ordinary Shares and provided for an annual dividend amount to be payable subsequent to an acquisition by Landscape, based on the market price of the Ordinary Shares. This dividend feature was deemed to be compensatory to the Landscape founders receiving the Series A Founder Preferred Shares and classified as a market condition share-based compensation award. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the BVI Series A Founder Preferred Shares, which approximated $69.5 million, was then recognized upon the consummation of the APW Acquisition as share-based compensation expense in the Successor period from February 10 to December 31, 2020. In addition, share-based compensation expense totaling approximately $0.4 million was recognized in the Successor period and was associated with 125,000 stock options that were issued to non-founder directors of Landscape in November 2017 and that vested upon the consummation of the APW Acquisition.

In the Successor period from February 10 to December 31, 2020, the Company granted each executive officer of the Company an initial award of LTIP Units and, in tandem with the LTIP Units an equal number of Class B Shares and/or Series B Founder Preferred Shares (collectively, the “Tandem Shares”), subject to the terms and conditions of the Company’s 2020 Equity Incentive Plan (the “Equity Plan”). The Tandem Shares are subject to the same vesting and forfeiture condition as the related LTIP Units. The total number of LTIP Units granted was 6,786,033 and had a weighted-average grant date fair value of approximately $7.88. Also, in the Successor period, restricted stock and stock options were granted under the Equity Plan in respect of a total of 283,492 and 3,014,000 Class A Common Shares, respectively. Share-based compensation expense recognized in the Successor period from February 10 to December 31, 2020 for LTIP Units was approximately $11.4 million and for the restricted stock and stock option awards was approximately $2.2 million.

Amortization and depreciation

Amortization and depreciation expense was $43.0 million and $2.6 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $19.1 million for the Predecessor year ended December 31, 2019.  In connection with the recording of fair value adjustments in the accounting for the APW Acquisition, the increase in the carrying amount of our real property interests and intangible assets resulted in additional amortization expense in the Successor period from February 10 to December 31, 2020 of approximately $22.1 million. The remaining increase was due primarily due to amortization on the real property interests acquired during the twelve months subsequent to the year ended December 31, 2019.

Impairment—decommission of cell sites

Impairment-decommission of cell sites was $2.0 million and $0.5 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $2.6 million for the Predecessor year ended December 31, 2019. Tenant decommissions of cell sites in the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020 were comparable to the Predecessor year ended December 31, 2019.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a loss of $40.4 million and a gain of $11.5 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to a $6.1 million loss for the Predecessor year ended December 31, 2019.  A large portion of the Company’s debt is denominated in Euro and Pound Sterling, and the respective gains and losses were due to foreign exchange movements in the Euro and Pound Sterling relative to the U.S. dollar. In the Successor period from February 10 to December 31, 2020, the Euro and the Pound Sterling increased significantly relative to the U.S. dollar and in the Predecessor period from January 1 to February 9, 2020, the Pound Sterling decreased significantly relative to the U.S. dollar. In the year ended December 31, 2019, the Pound Sterling increased relative to the U.S. dollar.

Interest expense, net

Interest expense, net was $25.2 million and $3.6 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $32.0 million for the Predecessor year ended December 31, 2019. As compared to the year ended December 31, 2019, interest expense, net was lower for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, as a result of a decrease in amortization of debt discount and deferred financing costs of approximately $2.4 million and lower interest expense of approximately $2.9 million resulting from the April 2020 repayment of the DWIP II Loan (as defined below), net of additional interest expense incurred of approximately $1.8 million as a result of borrowings under the Facility Agreement in August 2020.

Other income (expense), net

Other income (expense), net was income of $1.9 million and expense of $0.3 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to income of $0.2 million for the Predecessor year ended December 31, 2019. The change in other income (expense), net was due primarily to receipts from tenants of incremental lease charges owed for periods prior to our acquisitions of the related real property interests for which we are contractually entitled to recover.

Gain on debt extinguishment

Gain on debt extinguishment was recognized in the period from February 10 to December 31, 2020 (Successor) as a result of the repayment of the DWIP II Loan (as defined below) at an amount that was $1.3 million less than its carrying amount.

Income tax expense

Income tax expense was $2.8 million and $0.8 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively, compared to $2.5 million for the Predecessor year ended December 31, 2019. The increase in income tax expense was due primarily to higher taxable income in certain foreign jurisdictions and an income tax rate increase in the United Kingdom.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of the APW Group, (ii) our management of available cash, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless communication cell sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, restricted cash and borrowings available under our credit arrangements. As of December 31, 2020, we had working capital of approximately $59.8 million, including $99.9 million in cash and cash equivalents and $1.6 million in short-term restricted cash, and long-term restricted cash of $113.9 million. On February 19, 2021, we made additional borrowings under our Subscription Agreement (as defined below) totaling approximately $94 million. In addition to the available borrowing capacity under our Facility Agreement (as defined below) and Subscription Agreement, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired.

Although we believe that our cash on hand, available restricted cash, and future cash from operations of the APW Group, together with our access to and the credit and capital markets, will provide adequate resources to provide both short-term and long-term liquidity, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the APW Group and/or its operating subsidiaries, as applicable, (ii) our credit rating or absence of a credit rating and/or the credit rating of our operating subsidiaries, as applicable, (iii) the provisions of any relevant credit agreements and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the current state of the economy. There can be no assurances that we will continue to have access to the credit and capital markets on acceptable terms.

Cash Flow Information

The tables below summarize our cash flows from operating, investing and financing activities for the periods indicated and the cash and cash equivalents and restricted cash as of the applicable period end.

	Successor	Predecessor
(in thousands)	February 10 – December 31, 2020	January 1, – February 9, 2020	Year Ended December 31, 2019
Cash used in operating activities	$(42,537)	$(3,452)	$(6,589)
Cash used in investing activities	(436,279)	(22,604)	(73,912)
Cash provided by (used in) financing activities	99,853	(3,399)	59,098

	Successor	Predecessor
(in thousands)	As of December 31, 2020	As of December 31, 2019
Cash and cash equivalents	$99,896	$62,892
Restricted cash	115,552	15,154

Cash used in operating activities

Net cash used in operating activities for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020 was $42.5 million and $3.5 million, respectively, compared to $6.6 million for the Predecessor year ended December 31, 2019. Cash used in the Successor period included payments made for accrued expenses of Landscape for professional fees and other costs incurred prior to the Successor period of approximately $34.6 million, primarily associated with the APW Transaction.

Cash used in investing activities

Net cash used in investing activities for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020 was $436.3 million and $22.6 million, respectively, compared to $73.9 million for the Predecessor year ended December 31, 2019. Cash paid in the APW Acquisition net of the cash acquired in the Successor period was $277.1 million. Payments to acquire real property interests were $175.7 million in the Successor period and $5.1 million in the Predecessor period from January 1 to February 9, 2020, as compared to $78.1 million in the Predecessor year ended December 31, 2019.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the Successor period from February 10 to December 31, 2020 was $99.9 million and net cash used in financing activities for the Predecessor period from January 1 to February 9, 2020 was $3.4 million, compared to $59.1 million for the Predecessor year ended December 31, 2019. In August 2020, we made additional borrowings under our Facility Agreement totaling approximately $160.5 million. In April 2020, APW OpCo acquired all of the rights to the loans and obligations under the DWIP II Loan from the lenders thereunder for $47.8 million.

Contractual Obligations and Material Cash Requirements

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

Amounts outstanding under the DWIP Agreement are due in full on the maturity date of October 16, 2023. As of December 31, 2020 and 2019, the balance outstanding under the DWIP Agreement was $102.6 million.

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

IWIP is subject to certain financial condition and testing covenants (such as interest coverage, leverage cap of 9.0x eligible annual cash flow and equity requirements and limits) pursuant to Facility Agreement documentation, as well as restrictive covenants relating to, among other things, future indebtedness (issuance cap of 8.25x eligible annual cash flow), liens and other material activities of IWIP and its subsidiaries. IWIP was in compliance with all covenants associated with the Facility Agreement as of December 31, 2020 and 2019.

Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of a make-whole at the related benchmark plus a 50 basis point margin (as calculated pursuant to the applicable Facility Agreement documentation). Amounts outstanding under the Facility Agreement as of December 31, 2020 and 2019 totaled $547.7 million and $359.8 million, respectively.

Mezzanine Loan and Security Agreement

On September 20, 2018, AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, entered into an amended and restated loan and security agreement (as further amended by first amendment to amended and restated loan and security agreement dated July 25, 2019, the “Mezzanine Loan Agreement”). The Mezzanine Loan Agreement provided credit facilities that were designed to work in concert with the DWIP Agreement described under “—DWIP Agreement” above. Such credit facilities also replaced the $40.0 million facility provided to DWIP II under a secured loan and security agreement dated December 15, 2015. Pursuant to the Mezzanine Loan Agreement, DWIP II obtained an original term loan of $56.3 million (the “DWIP II Loan”) and borrowings thereunder accrued interest at a rate of 6.5% per annum, maturing on the earlier of (i) June 30, 2020, and (ii) the maturity date under the DWIP Agreement. Amortization under the Mezzanine Loan Agreement was $250,000 per calendar quarter plus that amount necessary such that the total of the outstanding balance of the DWIP Agreement and the term loans did not exceed 12.0x Eligible Free Cash Flow (as defined in the Mezzanine Loan Agreement).

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

In February 2021, a new tranche of debt was issued under the Subscription Agreement. The Company added approximately $94 million of USD equivalents (€77 million) of new interest-only secured notes under the existing debt facility. The notes mature on November 8, 2028, with a blended current cash interest rate of 3.9% plus 1.75% payment-in-kind interest. The cash pay interest rates consist of both fixed and floating rates.

Pursuant to the Subscription Agreement, AP WIP Investments Borrower is subject to certain financial condition and testing covenants (such as interest coverage of 1.5x and leverage cap of 12.0x eligible annual cash flow) as well as restrictive and operating covenants relating to, among others, future indebtedness and liens and other material activities of AP WIP Investments Borrower and its affiliates.  As of December 31, 2020 and 2019, AP WIP Investments Borrower was in compliance with all covenants associated with the Subscription Agreement. The amounts outstanding under the Subscription Agreement as of December 31, 2020 and 2019 totaled $85.1 million and $76.6 million, respectively.

Lease Obligations

As disclosed in Note 4 to the consolidated financial statements, under certain circumstances, we are committed to make future payments under our leasehold interest arrangements, either as payments under arrangements determined to be finance leases or as noninterest bearing installments for arrangements that do not qualify as leases. As of December 31, 2020, the aggregate committed contractual obligation under these arrangements was $54.3 million, of which $50.5 million is due within the five-year period ending December 31, 2025. As disclosed in Note 7 to the consolidated financial statements, we are lessees under operating leases, primarily for the use of office space. As of December 31, 2020, we are contractually committed to make future payments of $4.8 million under operating lease arrangements.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

While our significant accounting policies are described in greater detail in the notes to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe that the following accounting policies involve critical judgments and estimates that are used in the preparation of our consolidated financial statements.

Real Property Interests

Our core business is to contract for the purchase of leasehold interests either through an up-front payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets at cell sites. Real property interests include costs recorded under leasehold interest arrangements either as intangible assets or right of use assets, depending on whether the arrangement is determined to be a lease at the inception of the agreement under ASC Topic 842, Leases (“ASC 842”) or an asset acquisition. For acquisitions of real property interests that meet the definition of an asset acquisition, the cell site leasehold interests are recorded as intangible assets and are stated at cost less accumulated amortization.

ASC 842 requires us to recognize a right-of-use asset and a lease liability arising from a lease arrangement, which also must be classified as either a financing or an operating lease. This classification determines whether the lease expense associated with future lease payments is recognized based on an effective interest method or on a straight-line basis over the term of the lease. We consider an arrangement to be a lease if it conveys the right to control the use of the asset for a specific period of time in exchange for consideration. The determination of the classification of a lease as financing typically depends on whether or not the term of the arrangement covers a major portion of the remaining economic life of the underlying asset, though other factors may apply.

For each arrangement determined to be a lease, we record a lease liability at the present value of the remaining contractually-required payments and right-of-use asset in the same amount plus any upfront payments made under the arrangement and any initial direct costs. The incremental borrowing rate used depends on the country in which the arrangement was consummated and approximates an interest rate we would pay under borrowings to purchase such assets on a collateralized basis over similar payment terms.

Finance lease right-of-use assets are amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement, which is estimated to be twenty-five years. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the cell site’s estimated economic life. The Company continually reassesses the estimated useful lives used in determining amortization of its real property interests.

Long-Lived Assets, Including Definite-Lived Intangible Assets

Our primary long-lived assets include real property interests and in-place tenant lease intangible assets. The carrying amount of any long-lived asset group is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.

Share-based compensation expense

Share-based compensation expense is recorded for equity awards granted to employees and nonemployees over the requisite service period associated with the award, based on the grant-date fair value of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions, as well as making judgments regarding the most acceptable valuation methodology to use in each circumstance. Generally, we use Monte Carlo simulation and Black-Scholes option pricing models. Use of either valuation technique requires that we make assumptions as to the expected volatility of our common shares, the expected term associated with the award, the risk-free interest rate for a period that approximates the expected term and our expected dividend yield.

Accounting Pronouncements Update

For a discussion of recent accounting pronouncements, see Note 2 to our consolidated financial statements included in this Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our activities expose us to a variety of financial risks, including translational exchange rate risk, interest rate risk, credit risk and liquidity risk. Risk management is led by senior management and is mainly carried out by the finance department.

Translational Exchange Rate Risk

We are exposed to foreign exchange rate risk arising from the retranslation of our debt agreements in currencies other than its functional currency. In particular, this affects Euro and Pound Sterling loan balances and fluctuation in these loan balances is caused by variation in the closing exchange rates from Euro and Pound Sterling to the U.S. dollar. As of December 31, 2020, 50.0% and 36.1% of our total debt outstanding was denominated in Euros and Pound Sterling, respectively. We are also exposed to translational foreign exchange impacts when we convert our international subsidiaries’ financial statements to U.S. dollars from the local currency.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the Successor period from February 10 to December 31, 2020 and the Predecessor periods from January 1 to February 9, 2020 and the year ended December 31, 2019, the effect of a hypothetical 10% change in foreign currency exchange rates would not have a material impact on its consolidated financial statements.

Interest Rate Risk

As of December 31, 2020, all of our borrowed funds are at fixed interest rates. If we were to borrow funds that have floating interest rates, we would expect to manage this risk by maintaining an appropriate mix between fixed and floating rate borrowings and hedging activities. During the Successor period from February 10 to December 31, 2020 and the Predecessor periods from January 1 to February 9, 2020 and the year ended December 31, 2019, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the consolidated results of operations.

Credit Risk

In the event of a default by a tenant, we will suffer a shortfall in revenue and incur additional costs, including expenses incurred to attempt to recover the defaulted amounts and legal expenses. Although we monitor the creditworthiness of our customers and maintain minimal trade receivable balances on an asset-by-asset basis, a substantial portion of our revenue is derived from a small number of customers. The loss, consolidation or financial instability of, or network sharing among, any of the limited number of customers may materially decrease operating income.

Liquidity Risk

We manage our liquidity risk by maintaining adequate reserves and banking facilities and continuously monitoring forecasted and actual cash flows. As of December 31, 2020, cash and cash equivalents was $99.9 million, restricted cash was $115.5 million and total outstanding borrowings under debt agreements was $738.3 million. We have remained compliant with all the covenants contained in our debt obligations throughout the periods presented.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-37 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of financial reporting and of the preparation of financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s assessment included a detailed scoping and risk assessment of material financial statement line items, supporting processes, controls, and enabling systems; documentation of processes and controls; and an evaluation of the design and operating effectiveness of its internal controls over financial reporting.

Based on this assessment, as described above, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
1.

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

2.	Financial Statement Schedules. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.
3.	Exhibits. See Index to Exhibits.

Index to Exhibits

Exhibit Number	Description

2.1†

Agreement and Plan of Merger, dated as of November 19, 2019, by and among the Company, AP WIP Investments Holdings, LP, Associated Partners, L.P., APW OpCo, LLC, LAH Merger Sub LLC, and Associated Partners, L.P., as the Company Partners’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

3.1*	Restated Certificate of Incorporation of Radius Global Infrastructure, Inc.
3.2

Bylaws of Radius Global Infrastructure, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-4 (File 333-240173), filed on October 21, 2020).

4.1

Form of Class A Common Share Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on September 11, 2020)

4.2*	Description of Radius Global Infrastructure, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1+

Award Agreement for Long-Term Incentive Plan Units and Restricted Stock, dated as of February 10, 2020, by and among William Berkman, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.2+

Award Agreement for Long-Term Incentive Plan Units and Restricted Stock, dated as of February 10, 2020, by and among Jay Birnbaum, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.3+

Award Agreement for Long-Term Incentive Plan Units and Restricted Stock, dated as of March 18, 2020, by and among Jay Birnbaum, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.4+

Award Agreement for Long-Term Incentive Plan Units and Restricted Stock, dated as of February 10, 2020, by and among Glenn Breisinger, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.5+

Award Agreement for Long-Term Incentive Plan Units and Restricted Stock, dated as of February 10, 2020, by and among Scott Bruce, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.6+

Award Agreement for Long-Term Incentive Plan Units and Restricted Stock, dated as of February 10, 2020, by and among Richard Goldstein, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.7+

Radius Global Infrastructure, Inc. 2020 Equity Incentive Plan, as amended and restated as of October 2, 2020 (incorporated by reference to Exhibit 10.23 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-4 (File 333-240173), filed on October 21, 2020).

10.8+

Amended & Restated Employment Agreement, dated as of February 10, 2020, by and among William Berkman, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.9+

Amended & Restated Employment Agreement, dated as of February 10, 2020, by and among Glenn Breisinger, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.10+

Amended & Restated Employment Agreement, dated as of February 10, 2020, by and among Scott Bruce, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.11+

Amended & Restated Employment Agreement, dated as of February 10, 2020, by and among Richard Goldstein, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.12+

Amended & Restated Employment Agreement, dated as of February 10, 2020, by and among Jay Birnbaum, APW OpCo LLC and Landscape Acquisition Holdings Limited (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.13+	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on November 18, 2020).
10.14†

Second Amended and Restated Limited Liability Company Agreement of APW OpCo LLC, dated July 31, 2020 (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on September 11, 2020).

10.15

Shareholder Agreement, dated as of February 10, 2020, by and among Landscape Acquisition Holdings Limited, as the Company, William Berkman, Berkman Family Investments, LLC, Scott Bruce, Richard Goldstein, TOMS Acquisition II LLC, Imperial Landscape Sponsor LLC, Digital Landscape Partners Holding LLC, as Investors, Berkman Family Investments, LLC, as AG Investors’ Representative, and TOMS Acquisition II LLC, as Landscape Investors’ Representative (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.16†

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

10.17

Amendment to Subscription Agreement, dated as of February 7, 2020, by and among Landscape Acquisition Holdings Limited, Centerbridge Partners Real Estate Fund, L.P., Centerbridge Partners Real Estate Fund SBS, L.P. and Centerbridge Special Credit Partners III, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.18

Letter Agreement, dated as of February 7, 2020, by and among Landscape Acquisition Holdings Limited, Centerbridge Partners Real Estate Fund, L.P., Centerbridge Partners Real Estate Fund SBS, L.P. and Centerbridge Special Credit Partners III, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.19

Voting Agreement, dated as of February 7, 2020, by and among Landscape Acquisition Holdings Limited, Centerbridge Partners Real Estate Fund, L.P., Centerbridge Partners Real Estate Fund SBS, L.P. and Centerbridge Special Credit Partners III, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.20

Registration Rights Agreement, dated as of July 10, 2020, by and among the Company, Centerbridge Partners Real Estate Fund, L.P., Centerbridge Partners Real Estate Fund SBS, L.P., Centerbridge Special Credit Partners III, L.P. and Centerbridge Partners, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.21

Lock Up Agreement, dated as of February 10, 2020, by and among Digital Landscape Partners Holding LLC, Credit Suisse Securities (Europe) Limited, Goldman Sachs International and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.22†

Escrow Agreement, dated as of February 10, 2020, by and among Landscape Acquisition Holdings Limited, AP WIP Investments Holdings, LP, Associated Partners, L.P., as the Company Partners Representative (as defined therein), and Citibank, N.A., as escrow agent (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.23*†

Subscription Agreement, dated as of November 6, 2019, by and among AP WIP Investments Borrower, LLC, as borrower, AP WIP Investments, LLC, as guarantor, Sequoia IDF Asset Holdings SA, as original subscriber, and GLAS Americas LLC, as registrar

10.24*

First Amendment Agreement to the Subscription Agreement, dated as of February 16, 2021, by and among AP WIP Investments Borrower, LLC, as borrower, AP WIP Investments, LLC, as guarantor, Sequoia IDF Asset Holdings SA, as original subscriber, and GLAS Americas LLC, as registrar

21.1*	List of subsidiaries of Radius Global Infrastructure, Inc.
23.1*	Consent of KPMG LLP for Radius Global Infrastructure, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†

Certain schedules and exhibits have been omitted pursuant to Rule 601(a)(5) of Regulation S-K under the Securities Act. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

+	Indicates a management or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADIUS GLOBAL INFRASTRUCTURE, INC. (Registrant)

Date: March 30, 2021	/s/ William H. Berkman
William H. Berkman
Co-Chairman and Chief Executive Officer

/s/ Scott G. Bruce
Scott G. Bruce
President

/s/ Glenn J. Breisinger
Glenn J. Breisinger
Chief Financial Officer and Treasurer

/s/Gary Tomeo
Gary Tomeo
Chief Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott G. Bruce and Glenn J. Breisinger, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William H. Berkman	Co-Chairman and Chief Executive Officer	March 30, 2021
William H. Berkman	(Principal Executive Officer)

/s/Scott G. Bruce	President (Principal Executive Officer)	March 30, 2021
Scott G. Bruce
/s/Glenn Breisinger	Chief Financial Officer and Treasurer	March 30, 2021
Glenn J. Breisinger	(Principal Financial Officer)

/s/Gary Tomeo	Chief Accounting Officer	March 30, 2021
Gary Tomeo	(Principal Accounting Officer)

/s/Michael D. Fascitelli	Co-Chairman	March 30, 2021
Michael D. Fascitelli
/s/Nick S. Advani	Director	March 30, 2021
Nick S. Advani
/s/Antoinette Cook Bush	Director	March 30, 2021
Antoinette Cook Bush

/s/Noam Gottesman	Director	March 30, 2021
Noam Gottesman

/s/Paul A. Gould	Director	March 30, 2021
Paul A. Gould

/s/Thomas C. King	Director	March 30, 2021
Thomas C. King

/s/William D. Rahm	Director	March 30, 2021
William D. Rahm

/s/Ashley Leeds	Director	March 30, 2021
Ashley Leeds

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2020 (Successor) and December 31, 2019 (Predecessor)	F-4

Consolidated Statements of Operations for the period from February 10, 2020 to December 31, 2020 (Successor), for the period from January 1, 2020 to February 9, 2020 (Predecessor) and for the year ended December 31, 2019 (Predecessor)

F-5

Consolidated Statements of Comprehensive Loss for the period from February 10, 2020 to December 31, 2020 (Successor), for the period from January 1, 2020 to February 9, 2020 (Predecessor) and for the year ended December 31, 2019 (Predecessor)

F-6

Consolidated Statements of Stockholders’ Equity/Members’ Deficit for the period from February 10, 2020 to December 31, 2020 (Successor), for the period from January 1, 2020 to February 9, 2020 (Predecessor) and for the year ended December 31, 2019 (Predecessor)

F-7

Consolidated Statements of Cash Flows for the period from February 10, 2020 to December 31, 2020 (Successor), for the period from January 1, 2020 to February 9, 2020 (Predecessor, and for the year ended December 31, 2019 (Predecessor)

F-8

KPMG LLP

1601 Market Street

Philadelphia, PA 19103-2499

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Radius Global Infrastructure, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Radius Global Infrastructure, Inc. and subsidiaries (the Company) as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the periods from February 10, 2020 to December 31, 2020 (Successor), and from January 1, 2020 to February 9, 2020 and for the year ended December 31, 2019 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor) and the results of its operations and its cash flows for the periods from February 10, 2020 to December 31, 2020 (Successor) and January 1, 2020 to February 9th, 2020, and the year ended December 31, 2019 (Predecessor) in conformity with U.S. generally accepted accounting principles.

Emphasis of Matter

As discussed in Notes 1 and 2 to the consolidated financial statements, effective February 10, 2020, the Company acquired AP WIP Investment Holdings LP, the direct parent of AP WIP Investments, LLC, which was accounted for as a business combination. All periods presented prior to February 10, 2020 are of AP WIP Investments, LLC and are referred to as the Predecessor periods. The period presented subsequent to February 10, 2020 is of the Company and is referred to as the Successor period.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with

KPMG International Limited, a private English company limited by guarantee.

are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Philadelphia, Pennsylvania

March 30, 2021

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$99,896	$62,892
Restricted cash	1,614	1,140
Trade receivables, net	7,829	7,578
Prepaid expenses and other current assets	17,352	9,199
Total current assets	126,691	80,809
Real property interests, net:
Right-of-use assets - finance leases, net	237,862	80,498
Cell site leasehold interests, net	851,529	346,662
Real property interests, net	1,089,391	427,160
Intangible assets, net	5,880	2,848
Property and equipment, net	1,382	1,095
Goodwill	80,509	—
Deferred tax asset	1,173	991
Restricted cash, long-term	113,938	14,014
Other long-term assets	9,266	5,892
Total assets	$1,428,230	$532,809
Liabilities and Stockholders’ Equity/Members’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$30,854	$22,786
Rent received in advance	19,587	13,856
Finance lease liabilities, current	9,920	5,749
Cell site leasehold interest liabilities, current	5,749	8,379
Current portion of long-term debt, net of deferred financing costs	—	48,884
Total current liabilities	66,110	99,654
Finance lease liabilities	23,925	10,451
Cell site leasehold interest liabilities	11,813	8,462
Long-term debt, net of debt discount and deferred financing costs	728,473	524,047
Deferred tax liability	57,137	—
Other long-term liabilities	8,704	5,531
Total liabilities	896,162	648,145
Commitments and contingencies
Stockholders’ equity/Members’ deficit:
Series A Founder Preferred Shares (Successor), no par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of December 31, 2020	—	—
Series B Founder Preferred Shares (Successor), no par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of December 31, 2020	—	—
Class A Shares (Successor), no par value; 1,590,000,000 shares authorized; 58,425,000 shares issued and outstanding as of December 31, 2020	—	—
Class B Shares (Successor), no par value; 200,000,000 shares authorized; 11,414,030 shares issued and outstanding as of December 31, 2020	—	—
Class A units (Predecessor)	—	33,672
Common units (Predecessor)	—	85,347
Additional paid-in capital (Successor)	673,955	—
Members’ accumulated deficit (Predecessor)	—	(208,883)
Members’ accumulated other comprehensive loss (Predecessor)	—	(25,472)
Accumulated other comprehensive income (Successor)	15,768	—
Accumulated deficit (Successor)	(213,237)	—
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc./ members’ deficit	476,486	(115,336)
Noncontrolling interest	55,582	—
Total liabilities and stockholders’ equity/members' deficit	$1,428,230	$532,809

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Successor	Predecessor
	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020	Year ended December 31, 2019
Revenue	$62,923	$6,836	$55,706
Cost of service	619	34	326
Gross profit	62,304	6,802	55,380
Operating expenses:
Selling, general and administrative	60,565	4,344	36,783
Share-based compensation	83,421	—	—
Management incentive plan	—	—	893
Amortization and depreciation	43,005	2,584	19,132
Impairment - decommission of cell sites	1,975	530	2,570
Total operating expenses	188,966	7,458	59,378
Operating loss	(126,662)	(656)	(3,998)
Other income (expense):
Realized and unrealized (loss) gain on foreign currency debt	(40,434)	11,500	(6,118)
Interest expense, net	(25,201)	(3,623)	(32,038)
Other income (expense), net	1,916	(277)	177
Gain on extinguishment of debt	1,264	—	—
Total other income (expense), net	(62,455)	7,600	(37,979)
Income (loss) before income tax expense	(189,117)	6,944	(41,977)
Income tax expense	2,825	767	2,468
Net income (loss)	(191,942)	$6,177	$(44,445)
Net loss attributable to noncontrolling interest	(9,851)
Net loss attributable to Radius Global Infrastructure, Inc. common shareholders	$(182,091)

Loss per common share:
Basic and diluted	$(3.12)
Weighted average common shares outstanding:
Basic and diluted	58,425,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Successor	Predecessor
	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020	Year ended December 31, 2019
Net income (loss)	$(191,942)	$6,177	$(44,445)
Other comprehensive income (loss):
Foreign currency translation adjustment	15,768	(7,165)	904
Comprehensive loss	$(176,174)	$(988)	$(43,541)

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(in thousands, except share and per share amounts)

Predecessor
	Class A shares		Common shares
	Shares	Amount	Shares	Amount	Accumulated deficit	Accumulated other comprehensive loss	Members' deficit
Balance at January 1, 2019	4,003,603	$33,672	20,000,000	$85,347	$(170,517)	$(26,376)	$(77,874)
Consolidation of variable interest entity					6,079		6,079
Foreign currency translation adjustment	—	—	—	—	—	904	904
Net loss	—	—	—	—	(44,445)	—	(44,445)
Balance at December 31, 2019	4,003,603	33,672	20,000,000	85,347	(208,883)	(25,472)	(115,336)
Foreign currency translation adjustment	—	—	—	—	—	(7,165)	(7,165)
Net income	—	—	—	—	6,177	—	6,177
Balance at February 9, 2020	4,003,603	$33,672	20,000,000	$85,347	$(202,706)	$(32,637)	$(116,324)

Successor
	Series A Founder Preferred Shares		Series B Founder Preferred Shares		Class A Shares		Class B Shares
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interest	Total stockholders' equity
Balance at February 10, 2020	1,600,000	$—	—	$—	58,425,000	$—	—	$—	$590,534	$—	$(31,146)	$—	$559,388
Issuances of shares in APW Acquisition	—	—	—	—	—	—	6,014,030	—	—	—	—	65,433	65,433
Share-based compensation	—	—	1,386,033	—	—	—	5,400,000	—	83,421	—	—	—	83,421
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	15,768	—	—	15,768
Net loss	—	—	—	—	—	—	—	—	—	—	(182,091)	(9,851)	(191,942)
Balance at December 31, 2020	1,600,000	$—	1,386,033	$—	58,425,000	$—	11,414,030	$—	$673,955	$15,768	$(213,237)	$55,582	$532,068

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Successor	Predecessor
	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020	Year ended December 31, 2019
Cash flows from operating activities:
Net income (loss)	$(191,942)	$6,177	$(44,445)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	43,005	2,584	19,132
Amortization of finance lease and cell site leasehold interest liabilities discount	1,279	213	2,097
Impairment – decommission of cell sites	1,975	530	2,570
Realized and unrealized loss (gain) on foreign currency debt	40,434	(11,500)	6,118
Amortization of debt discount and deferred financing costs	192	280	2,920
Provision for bad debt expense	323	26	761
Share-based compensation	83,421	—	—
Deferred income taxes	(962)	339	(570)
Gain on extinguishment of debt	(1,264)	—	—
Change in assets and liabilities:
Trade receivables, net	(53)	(682)	(2,492)
Prepaid expenses and other assets	(5,911)	935	(6,428)
Accounts payable, accrued expenses and other long-term liabilities	(15,316)	(4,605)	11,228
Rent received in advance	2,282	2,251	2,520
Net cash used in operating activities	(42,537)	(3,452)	(6,589)

Cash flows from investing activities:
Cash paid in APW Acquisition, net of cash acquired	(277,065)	—	—
Investments in real property interests and related intangible assets	(175,665)	(5,064)	(78,052)
Consolidation of variable interest entity	—	—	4,457
Advances on note receivable	(2,500)	(17,500)	—
Payments received on note receivable	20,000	—	—
Purchases of property and equipment	(1,049)	(40)	(317)
Net cash used in investing activities	(436,279)	(22,604)	(73,912)

Cash flows from financing activities:
Borrowings under the Facility Agreement	160,475	—	75,480
Proceeds from term loans and other debt agreements	3,245	—	18,600
Repayments of term loans and other debt	(48,065)	(250)	(19,350)
Debt issuance costs	(3,721)	—	(3,031)
Repayments of finance lease and cell site leasehold interest liabilities	(12,081)	(3,149)	(12,601)
Net cash provided by (used in) financing activities	99,853	(3,399)	59,098

Net change in cash and cash equivalents and restricted cash	(378,963)	(29,455)	(21,403)

Effect of change in foreign currency exchange rates on cash and restricted cash	5,783	(232)	(1,965)

Cash and cash equivalents and restricted cash at beginning of period	588,628	78,046	101,414
Cash and cash equivalents and restricted cash at end of period	$215,448	$48,359	$78,046

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$22,574	$4,684	$28,781
Debt issuance costs incurred but not paid	$—	$—	$779
Cash paid for income taxes	$2,748	$1,112	$1,080

See accompanying notes to consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” and/or the “Company”), formerly known as Landscape Acquisition Holdings Limited (“Landscape”) and Digital Landscape Group, Inc., is one of the largest international aggregators of rental streams underlying wireless sites through the acquisition of wireless telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing ground lease or rooftop lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower or antennae, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

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

Upon completion of the Transaction, on the Closing Date, the Company acquired a 91.8%. interest in APW OpCo LLC (“APW OpCo”), the parent of AP Wireless and the indirect parent of AP WIP Investments, for consideration of approximately $860,000 less (i) debt as of June 30, 2019 of approximately $539,000, (ii) approximately $65,000 to redeem a minority investor in the AP Wireless business, and (iii) allocable transaction expenses of approximately $10,700 plus (iv) cash as of June 30, 2019 of approximately $66,500 (subject to certain limited adjustments). The Transaction was completed through a merger of a newly created subsidiary of Landscape with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of Landscape. Following the Transaction and as noted above, the Company owned 91.8% of APW OpCo. The remaining 8.2% interest in APW OpCo is owned by certain former partners of Associated Partners, L.P. (“Associated Partners”), the selling party in the Transaction. Such partners of Associated Partners were members of APW OpCo immediately prior to the Closing Date and elected to roll over their investment in AP Wireless in connection with the APW Acquisition (the “Continuing OpCo Members”). As a result, the AP Wireless business is 100% owned by the Company and the Continuing OpCo Members.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

On October 2, 2020, in connection with the Domestication, the Company delisted its ordinary shares (the “Ordinary Shares”) and warrants (the “Warrants”) from trading on the London Stock Exchange (the “LSE”) and on October 5, 2020 began trading its shares of Class A common stock (the “Class A Common Shares” or “Class A Shares”) on the Nasdaq Global Market under the symbol “RADI”. Accordingly, for disclosures of historical transactions involving the Company’s Class A Shares pertaining to periods prior to October 2, 2020 (the date of Domestication), references are made in the notes to the consolidated financial statements to “Ordinary Shares”, the legal form of the Company’s shares prior to October 2, 2020. For prospective references in these disclosures, including with respect to the outcome of any exercise, conversion, vesting or acquisition of different classes or types of securities, references are made to “common shares”, “Class A Common Shares” or “Class A Shares”.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the “Company”, refers, for periods prior to the completion of the Transaction, to AP WIP Investments, and its subsidiaries and, for periods after the completion of the Transaction, to Radius Global Infrastructure, Inc. and its subsidiaries, including AP WIP Investments and its subsidiaries.

As a result of the Transaction, for accounting purposes, the Company is the acquirer and AP WIP Investments is the acquiree and accounting Predecessor to Radius, as Landscape had no operations prior to the Transaction. Accordingly, the financial statement presentation includes the financial statements of AP WIP Investments as “Predecessor” for periods prior to the Closing Date and Radius as “Successor” for periods after the Closing Date, including the consolidation of AP WIP Investments and its subsidiaries. The Transaction was accounted for as a business combination under the scope of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”).

The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

For the Successor period from February 10, 2020 through December 31, 2020, Radius consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries. For the Predecessor periods, the consolidated financial statements include the accounts of AP WIP Investments and its subsidiaries, as well as a variable interest entity (“VIE”).

Use of Estimates

The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash includes cash on hand and demand deposits. The Company maintains its deposits at high-quality financial institutions and monitors the credit ratings of those institutions. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. While cash held by financial institutions may at times exceed federally insured limits, the Company believes that no material credit or market risk exposure exists due to the high quality of the institutions.  The Company has not experienced any losses on such accounts. Gains and losses on highly liquid investments classified as cash equivalents are reported in other income in the consolidated statements of operations.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Restricted Cash

The Company is required to maintain cash collateral at certain financial institutions. Additionally, amounts that are required to be held in an escrow account, which, subject to certain conditions, are available to the Company under the loan agreements. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the consolidated balance sheets. The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the consolidated statements of cash flows is as follows:

	Successor	Predecessor
	December 31, 2020	February 9, 2020	December 31, 2019
Cash and cash equivalents	$99,896	$33,333	$62,892
Restricted cash	1,614	2,642	1,140
Restricted cash, long term	113,938	12,384	14,014
Total cash and cash equivalents and restricted cash	$215,448	$48,359	$78,046

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and rent received in advance approximate fair value due to their short‑term nature. As of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), the carrying amounts of the Company’s debt and lease and other leasehold interest liabilities approximated its fair value, as the obligation bears interest at rates currently available for debt with similar maturities and collateral requirements.

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

Trade Receivables, Net

Trade receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the tenants’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying consolidated statements of operations.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

The balances of and changes in the allowance for doubtful accounts are as follows:

	Successor	Predecessor
	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020	Year ended December 31, 2019
Beginning balance	$509	$491	$—
Allowance for doubtful accounts	323	26	761
Write-offs, net	(17)	—	—
Foreign currency translation	22	(8)	(270)
Ending balance	$837	$509	$491

Real Property Interests

The Company’s core business is to contract for the purchase of leasehold interests either through an up-front payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets at cell sites. Real property interests include costs recorded under leasehold interest arrangements either as intangible assets or right-of-use assets, depending on whether or not the arrangement is determined to be a lease at the inception of the agreement under ASC Topic 842, Leases (“ASC 842”). For acquisitions of real property interests that meet the definition of an asset acquisition, the cell site leasehold interests are recorded as intangible assets and are stated at cost less accumulated amortization, and amortization is computed using the straight-line method over the estimated useful lives of these real property interests, which is estimated as the lesser of the useful life of the underlying cell site asset or the term of the arrangement.

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

Under ASC 842, the Company determines if an arrangement, including leasehold interest arrangements, is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the asset for a specific period of time in exchange for consideration. ASC 842 requires the Company to recognize a right-of-use asset and a lease liability arising from a lease arrangement, which also must be classified as either a financing or an operating lease. This classification determines whether the lease expense associated with future lease payments is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

For each arrangement determined to be a lease, the Company records a lease liability at the present value of the arrangement’s remaining contractually-required payments and a right-of-use asset in the same amount plus any upfront payments made under the arrangement and any initial direct costs. Each leasing arrangement is classified as either a finance or operating lease. Finance lease right-of-use assets are amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement, which is estimated to be twenty-five years. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the cell site’s estimated economic life.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Operating Leases

Rights and obligations are primarily related to operating leases for office space. At lease commencement, the Company records a liability and a corresponding right-of-use asset for each operating lease, measured at the present value of the unpaid lease payments, plus any initial direct costs incurred and less any lease incentives received. Leases with an initial term of twelve months or less are not recorded in the consolidated balance sheet. The Company records lease expense for operating leases on a straight-line basis over the lease term.

Property and Equipment

Property and equipment, which primarily consists of computer hardware and software, office furniture and tenant improvements, are stated at cost, less accumulated depreciation. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation is recognized using the straight‑line method in amounts considered to be sufficient to allocate the cost of the assets to operations over their estimated useful lives, which generally range from two to three years. Depreciation expense was $388 for the period from February 10 to December 31, 2020 (Successor), $44 for the period from January 1 to February 9, 2020 (Predecessor), and $373 for the year ended December 31, 2019 (Predecessor). As of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), accumulated depreciation was $1,810 and $1,423, respectively.

Long-Lived Assets, Including Definite-Lived Intangible Assets

The Company’s primary long-lived assets include real property interests and intangible assets. Intangible assets recorded for in-place tenant leases are stated at cost less accumulated amortization and are amortized on a straight-line basis over the remaining cell site lease term with the in-place tenant, including lease renewal periods. The carrying amount of any long-lived asset group is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company reviewed the portfolio of real property interests and intangible assets for impairment, in which the Company identified cell sites for which impairment charges were recorded in Impairment – decommission of cell sites in the consolidated statements of operations.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 30th of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the period from February 10, 2020 to December 31, 2020 (Successor).

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

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

Rent received in advance is recorded when the Company receives advance rental payments from the in‑place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance. At December 31, 2020 (Successor) and December 31, 2019 (Predecessor), the Company’s rent received in advance was $19,587 and $13,856, respectively.

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

The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, the Company considers all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. A history of cumulative losses is a significant piece of negative evidence used in the assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

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

Share-based compensation

The Company expenses share-based compensation over the requisite service period of the awards (usually the vesting period) based on the grant date fair value of awards.  For share-based compensation awards with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved. An offsetting increase to stockholders’ equity is recognized equal to the amount of the compensation expense charge. The Company recognizes forfeitures as they occur as a reduction of share-based compensation expense in the consolidated statement of operations.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

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

Basic and Diluted Earnings per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. The Company has determined that its Series A Founder Preferred Shares are participating securities as the Series A Founder Preferred Shares participate in undistributed earnings on an as-if-converted basis. Accordingly, the Company uses the two-class method of computing earnings per share, for common shares and Series A Founder Preferred Shares according to participation rights in undistributed earnings. Under this method, net income applicable to holders of common shares is allocated on a pro rata basis to the holders of common shares and Series A Founder Preferred Shares to the extent that each class may share in the Company’s income for the period; whereas undistributed net loss is allocated only to common shares because Series A Founder Preferred Shares are not contractually obligated to share in the Company’s losses.

Diluted earnings per common share reflects the potential dilution that would occur if securities were exercised or converted into common shares. The Company’s dilutive securities include Series A Founder Preferred Shares, warrants, stock options, and restricted shares. To calculate the number of shares for diluted earnings per common share, the effect of the participating preferred shares is computed using the as-if-converted method, and effects of the warrants, stock options, LTIP Units (as defined in Note 13) and restricted shares are computed using the treasury stock method. For all periods presented with a net loss, the effects of any incremental potential common shares have been excluded from the calculation of loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same for periods with a net loss attributable to common shareholders of Radius.

Because the Company’s shares of Class B common stock (the “Class B Shares”) and shares of preferred stock, designated as Series B Founder Preferred Stock (the “Series B Founder Preferred Shares”) do not confer upon the holder a right to receive distributions, neither share class is included in the Company’s computation of basic or diluted earnings (loss) per common share.

Segment Reporting

The Company operates in one reportable segment which focuses on leasing cell sites to companies that own and operate cellular communication towers and other infrastructure. The Company’s business offerings have similar economic and other characteristics, including the types of customers, distribution methods and regulatory environment. The chief operating decision maker of the Company reviews investment specific data to make resource allocation decisions and assesses performance by review of profit and loss information on a consolidated basis. The consolidated financial statements reflect the financial results of the Company’s one reportable segment.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. Typically, the functional currency of each of the Company’s foreign operating subsidiaries is the respective local currency. Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign currency assets and liabilities are translated into the reporting currency using the exchange rate prevailing at the balance sheet date, while revenue and expenses are translated at the average exchange rates during the period. Foreign exchange gains and losses arising from translation are included in accumulated other comprehensive income in the consolidated balance sheet.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued guidance that modifies how entities measure credit losses on most financial instruments. The new guidance replaces the current "incurred loss" model with an "expected credit loss" model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the asset. Effective January 1, 2020, the Company adopted the new guidance and the Company noted that operating lease receivables are not within the scope of this guidance. As such, there was no cumulative-effect adjustment to the consolidated balance sheet as of the effective date. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new ASU removes Step 2 of the goodwill impairment test and requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will then be the amount by which a reporting unit's carrying amount exceeds its fair value. The Company adopted the new standard on January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify and address implementation issues around the new standards related to credit losses, hedging and recognizing and measuring financial instruments. The Company adopted the new standard on January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. The ASU clarifies disclosure guidance for fair value options, adds clarifications to the subsequent measurement of fair value, clarifies disclosure for depository and lending institutions, clarifies the line-of-credit or revolving-debt arrangements guidance, and the interaction of Financial Instruments - Credit Losses (Topic 326) with Leases (Topic 842) and Transfers and Servicing-Sales of Financial Assets (Subtopic 860-20). The Company adopted the new standard on January 1, 2020, and the adoption did not have an impact on its consolidated financial statements.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions, provided as a result of the COVID-19 pandemic. Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a concession was (i) the result of a new lease agreement and as such treated within the lease modification accounting framework or (ii) under the enforceable rights and obligations within the existing lease agreement and, as such, precluded from applying the lease modification accounting framework. For lease concessions related to the effects of the COVID-19 pandemic, the Lease Modification Q&A allows that an entity can elect not to apply the lease modification framework in ASC 842 to the related arrangements and, therefore will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract, provided that the election is applied consistently to leases with similar characteristics and circumstances. The Company adopted the guidance in the Lease Modification Q&A, which had no material impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company’s adoption of ASU No. 2019-12 is not expected to have a material impact on its consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

3.	Business Combination

On February 10, 2020, the Company completed the APW Acquisition, acquiring AP Wireless in a business combination.  The acquisition was completed through a merger of a newly created Landscape subsidiary with and into APW OpCo, with APW OpCo surviving the merger as a majority-owned subsidiary of Landscape. Following completion of the Transaction on the Closing Date, Radius owned 91.8% of APW OpCo, and the Continuing OpCo Members owned the remaining 8.2%. The APW Acquisition was accounted for as a business combination using the acquisition method with Radius as the accounting acquirer in accordance with ASC 805. The interest in APW OpCo not owned by the Company was recognized as a noncontrolling interest in the consolidated financial statements.

The aggregate acquisition consideration transferred in the APW Acquisition was $390,857, which consisted of cash consideration of $325,424 and equity consideration of $65,433. The cash component of the consideration was funded through the liquidation of cash equivalents owned by Landscape. The equity component of the consideration represented the fair value of the limited liability company units in APW OpCo issued to the Continuing OpCo Members, and includes units designated as “Class B Common Units” pursuant to the APW OpCo LLC Agreement (the “Class B Common Units”), the units designated as “Series A Rollover Profits Units” pursuant to the APW OpCo LLC Agreement (the “Series A Rollover Profits Units”) and the units designated as “Series B Rollover Profits Units” pursuant to the APW OpCo LLC Agreement (the “Series B Rollover Profits Units”) (collectively, the “Consideration Units”). The Company determined that the components of the Consideration Units were not freestanding instruments and the economic characteristics of the embedded features of the Consideration Units were considered clearly and closely related to the equity-like host of the Consideration Units, as the value of the embedded features fluctuate with the price of the underlying equity in the Consideration Units. Accordingly, the Consideration Units represented and were then accounted for as a single, hybrid financial instrument, classified as permanent equity and presented as noncontrolling interests in the consolidated balance sheet of the Company. The estimated fair value of the Consideration Units was calculated using a Monte Carlo simulation model, which used the following weighted-average assumptions: 21.1% expected volatility, a risk-free interest rate of 1.5%, estimated term of 9.2 years and a fair value of the Ordinary Shares of $10.00.

The Company recorded an allocation of the acquisition consideration to the acquiree’s identified tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values as of the Closing Date. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was recorded as goodwill. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Cash and restricted cash	$48,359
Trade receivables	8,077
Prepaid expenses and other assets	34,970
Real property interests	901,290
Intangible assets	5,400
Accounts payable and other liabilities	(22,654)
Rent received in advance	(15,837)
Real property interest liabilities	(33,398)
Deferred income tax liability	(45,100)
Long-term debt	(570,759)
Net identifiable assets acquired	310,348
Goodwill	80,509
Total acquisition consideration	$390,857

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

The Company allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. The fair value of the real property interests, which consisted of right-of-use assets under finance leases and cell site leasehold interests, was estimated under an income approach based upon management’s projections of monthly cash flows for the beneficial rights to the respective real property interests. With consideration given to the specified term of each real property interest arrangement, which ranged from 23 to 99 years as of the Closing Date, the monthly cash flow streams were discounted to present value using an appropriate pre-tax discount rate for the geographic region of each arrangement, with the discount rate for each region determined based on a base pre-tax discount rate for the United States with a premium to account for additional risk associated with the respective region. Discount rates used in the determination of the fair value of real property interests ranged from 8.2% to 18.5%.

The identified intangible assets included the in-place tenant leases. The fair value of the in-place lease intangible assets was estimated under a replacement cost method. This approach measures the value of an asset by the cost to reconstruct or replace it with another of like utility. The in-place lease intangible asset represents the avoided cost of originating the acquired lease with the in-place tenant. Based on industry experience, the Company estimated one month as a reasonable amount of time to allot for origination of a tenant lease. Accordingly, the fair value of the in-place lease intangible asset approximated the cash flows associated with one-month’s net cash flows for each in-place tenant lease.

The purchase price allocation also reflected the recognition of deferred income taxes related to the fair value of assets acquired and liabilities assumed of the AP Wireless foreign subsidiaries over their respective historical tax bases as of the Closing Date.

The following unaudited pro forma combined financial information presents the Company’s results as though the Transaction had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP (unaudited):

	Year Ended December 31,
	2020	2019
Revenue	$69,759	$55,706
Net loss	$(120,457)	$(82,141)

4.	Real Property Interests

Real property interests, net consisted of the following:

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Right-of-use assets – finance leases (1)	$244,885	$81,733
Cell site leasehold interests (2)	886,679	468,969
	1,131,564	550,702
Less accumulated amortization:
Right-of-use assets – finance leases	(7,023)	(1,235)
Cell site leasehold interests	(35,150)	(122,307)
Real property interests, net	$1,089,391	$427,160

(1)	Effective with the adoption of ASC 842, cell site leasehold interests qualifying as leases are recorded as finance leases.
(2)	Includes cell site leasehold interests acquired prior to the adoption of ASC 842 and fee simple interest arrangements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

The Company’s real property interests primarily consist of leasehold interests, acquired either through an up‑front payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets at cell sites. The agreements that provide for the leasehold interests typically are easement agreements, which have stated terms up to 99 years and provide the Company with certain beneficial rights, but not obligations, with respect to the underlying cell site leases. The beneficial rights acquired include, principally, the right to receive the rental income related to the cell site lease with the in‑place tenant, and in certain circumstances, additional rents. In most cases, the stated term of the leasehold interest is longer than the remaining term of the cell site lease with the in‑place tenant, which provides the Company with the right and opportunity for renewals and extensions. Although the Company has the rights under the acquired leasehold interests over the duration of the entire term, typically, the underlying tenant can terminate their lease acquired by the Company within a short time frame (30‑ to 180‑day notice) without penalty. Under certain circumstances, the Company acquires the fee simple interest ownership, rather than acquiring a leasehold interest. In the instance in which a fee simple interest in the land is acquired, the Company is also assigned the existing cell site lease with the in-place tenant.

The Company often closes and funds its real property interest prepayment transactions through a third‑party intermediary. These intermediaries generally are the Company’s retained legal counsel in each jurisdiction. Funds for these transactions are typically deposited with the intermediary who releases the funds once all closing conditions are satisfied. In other circumstances, the Company deposits monies with the owners of the cell sites in advance of consummating a lease prepayment transaction, at which time all conditions are satisfied and remaining payments are made. Amounts held by others as deposits at December 31, 2020 (Successor) and December 31, 2019 (Predecessor) totaled $1,346 and $2,311, respectively, and were recorded as other long‑term assets in the Company’s consolidated balance sheets.

Right-Of-Use Assets – Finance Leases and Related Liabilities

Commencing with the adoption of ASC 842 on January 1, 2019, the Company determines if a real property interest arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the cell site or ground space underneath a communications site for a period of time in exchange for consideration. In cases in which the Company acquires a leasehold interest, the Company is both a lessor and a lessee. The weighted-average remaining lease term for the right-of-use assets categorized as finance leases was 38.2 years and 36.7 years as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), respectively. The Company recorded finance lease expense and interest expense associated with the lease liability in the consolidated statements of operations as follows:

	Successor	Predecessor
	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020	Year ended December 31, 2019
Finance lease expense	$6,922	$425	$1,235
Interest expense – lease liability	$518	$95	$504

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate was 2.8% and 7.9% as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), respectively.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Supplemental cash flow information for the respective periods was as follows:

	Successor	Predecessor
	Period from February 10 to December 31, 2020	Period from January 1 to February 9, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$134	$37	$38
Financing cash flows from finance leases	$6,044	$845	$1,255
Finance lease liabilities arising from obtaining right-of-use assets	$19,312	$1,346	$16,989

Cell Site Leasehold Interests and Related Liabilities

For real property interests that are not accounted for under ASC 842, the Company applies the acquisition method of accounting, recording an intangible asset in cell site leasehold interests, net in the consolidated balance sheet. The recorded amount of the cell site leasehold interest represents the allocation of purchase price to the contractual cash flows acquired from the in-place tenant, as well as the right and opportunity for renewals.

Under certain circumstances, the contractual payments for the acquired cell site leasehold interests are made to property owners on a noninterest-bearing basis over a specified period of time, generally ranging from two to seven years. The Company is contractually obligated to fulfill such payments. Included in cell site leasehold interest liabilities in the consolidated balance sheets, the liabilities associated with cell site leasehold interests were initially measured at the present value of the unpaid payments.

For cell site leasehold interests accounted for under the acquisition method of accounting, amortization expense was $34,482 for the period from February 10 to December 31, 2020 (Successor), $2,031 for the period from January 1 to February 9, 2020 (Predecessor) and $16,930 for the year ended December 31, 2019 (Predecessor). As of December 31, 2020 (Successor), amortization expense to be recognized for each of the succeeding five years was as follows:

2021	$44,217
2022	44,076
2023	44,006
2024	44,006
2025	43,986
Thereafter	631,238
$851,529

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Maturities of finance lease liabilities and cell site leasehold interest liabilities as of December 31, 2020 (Successor) were as follows:

	Finance Lease	Cell Site Leasehold Interest
2021	$10,042	$5,820
2022	7,796	3,095
2023	7,644	8,384
2024	4,398	424
2025	2,701	234
Thereafter	3,432	347
Total lease payments	36,013	18,304
Less amounts representing future interest	(2,168)	(742)
Total liability	33,845	17,562
Less current portion	(9,920)	(5,749)
Non-current liability	$23,925	$11,813

As of December 31, 2020 (Successor), the weighted average remaining contractual payment term for finance lease and cell site leasehold liabilities was 3.6 years.

5.	Tenant Lease Rental Payments

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements. Generally, the Company’s leases with the in‑place tenants provide for annual escalations and multiple renewal periods at the in‑place tenant’s option. As of December 31, 2020 (Successor), the future minimum amounts due from tenants under leases, including cancellable leases in which the tenant is economically compelled to extend the lease term, were as follows:

2021	$73,168
2022	60,022
2023	45,523
2024	32,968
2025	12,648
$224,329

6.	Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2020 (Successor) were based on the purchase price allocation pursuant to the Transaction, which was based on a valuation performed to determine the fair value of the acquired assets as of the acquisition date.

The changes in the carrying amount of goodwill for the period from February 10, 2020 to December 31, 2020 (Successor), is summarized as follows:

Balance as of February 10, 2020	$—
Addition – APW Acquisition	80,509
Goodwill as of December 31, 2020 (Successor)	$80,509

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Intangible assets subject to amortization consisted of the following:

	Successor	Predecessor
	December 31, 2020	December 31, 2019
In-place lease intangible asset
Gross carrying amount	$7,092	$5,073
Less accumulated amortization:	(1,212)	(2,225)
Intangible assets, net	$5,880	$2,848

Amortization expense was $1,163 for the period from February 10 to December 31, 2020 (Successor), $77 for the period from January 1 to February 9, 2020 (Predecessor) and $532 for the year ended December 31, 2019 (Predecessor).

As of December 31, 2020 (Successor), the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

2021	$1,087
2022	805
2023	671
2024	564
2025	466
Thereafter	2,287
$5,880

7.	Operating Leases

The Company is a lessee under noncancelable lease agreements, primarily for office space, over periods ranging from one to ten years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties and equipment. Amounts included in other long-term assets in the consolidated balance sheets representing operating lease right-of-use assets as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor) totaled $4,183 and $2,097, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1,333 for the period from February 10 to December 31, 2020 (Successor), $136 for the period from January 1 to February 9, 2020 (Predecessor), and $953 for the year ended December 31, 2019 (Predecessor).

Included in selling, general and administrative expenses in the consolidated statements of operations were operating lease expenses associated with right-of-use assets under operating leases of $1,535 for the period from February 10 to December 31, 2020 (Successor), $107 for the period from January 1 to February 9, 2020 (Predecessor) and $1,183 for the year ended December 31, 2019 (Predecessor).

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

The current and noncurrent portions of operating lease liabilities are included in accounts and accrued liabilities and other long-term liabilities, respectively, in the consolidated balance sheets. Maturities of operating lease liabilities as of December 31, 2020 (Successor) were as follows:

Operating Leases
2021	$1,529
2022	1,034
2023	784
2024	763
2025	548
Thereafter	103
Total lease payments	4,761
Less amounts representing future interest	(485)
Total liability	4,276
Less current portion	(1,354)
Non-current liability	$2,922

The weighted-average remaining lease term for operating leases was 4.0 and 3.0 years and the weighted-average incremental borrowing rate was 5.4% and 7.1% as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), respectively.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Interest payable	$4,887	$3,807
Accrued liabilities	4,799	3,279
Taxes payable	7,799	6,319
Payroll and related withholdings	7,043	4,510
Accounts payable	718	1,658
Professional fees accrued	3,234	1,580
Current portion of operating lease liabilities	1,354	824
Other	1,020	809
Total accounts payable and accrued expenses	$30,854	$22,786

9.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	Successor	Predecessor
	December 31, 2020	December 31, 2019
DWIP Agreement	$102,600	$102,600
Facility Agreement	547,677	359,764
DWIP II Loan	—	49,250
Subscription Agreement	85,112	76,567
Other debt	2,960
Less: unamortized debt discount and financing fees	(9,876)	(15,250)
Debt, carrying amount	$728,473	$572,931

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

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

As of December 31, 2020 (Successor) and December 31, 2019 (Predecessor), $100,000 has been advanced to DWIP under the DWIP Agreement and DWIP’s escrow account balance and the related liability associated with this balance was $2,600 as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor). The escrow and collection account balances are included in the carrying amount of restricted cash in the consolidated balance sheets.

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

Under the terms of the Facility Agreement, IWIP is the sole borrower and the finance parties include a lender, an agent and certain other financial institutions. AP WIP Investments, which controls IWIP, is a guarantor of the loan and the loan is secured by the direct equity interests in IWIP. The loan is also secured by a debt service reserve account and escrow cash account of IWIP, which are included in restricted cash in the consolidated balance sheets, as well as direct equity interests and bank accounts of certain of IWIP’s asset owning subsidiaries. The Servicer, a subsidiary of the Company, is the Servicer under the Facility Agreement. The loan is senior in right of payment to all other debt of IWIP.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

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

DWIP II Loan Agreement

In 2015, AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, entered into a Secured Loan and Security Agreement (the “Mezzanine Loan Agreement”), which was later amended and restated (the “A&R Mezzanine Loan Agreement”). In April 2020, APW OpCo acquired all of the rights to the loans and obligations under the A&R Mezzanine Loan Agreement from the lenders thereunder for $47,775, thereby settling this obligation. As of the settlement date, the carrying amount of the outstanding debt was $49,039. Accordingly, a gain on the extinguishment of the obligation under the A&R Mezzanine Loan Agreement of $1,264 was recognized in the consolidated statement of operations.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

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

AP WIP Investments Borrower is subject to certain financial condition and testing covenants (such as interest coverage and leverage limits) as well as restrictive and operating covenants relating to, among others, future indebtedness and liens and other material activities of AP WIP Investments Borrower and its affiliates. AP WIP Investments Borrower was in compliance with all covenants associated with the Subscription Agreement for the period that borrowings were outstanding during the year ended December 31, 2020.

In February 2021, a new tranche of debt was issued under the Subscription Agreement. The Company added approximately $94 million of USD equivalents (€77 million) of new interest-only secured notes under the existing debt facility. The notes mature on November 8, 2028, with a blended current cash interest rate of 3.9% plus 1.75% payment-in-kind interest. The cash pay interest rates consist of both fixed and floating rates.

Debt Discount and Financing Costs

In connection with the amendments made to the Facility Agreement on August 27, 2020 and the additional borrowings made thereunder, deferred financing fees were incurred, totaling $3,721. Amortization of debt discount and deferred financing costs, included in interest expense, net on the consolidated statements of operations, was $192 for the period from February 10 to December 31, 2020 (Successor), $281 for the period from January 1 to February 9, 2020 (Predecessor) and $2,920 for the year ended December 31, 2019 (Predecessor).

10.	Income Taxes

Income tax expense consisted of the following:

	Successor	Predecessor
	Period from February 10 to December 31, 2020	Period from January 1 to February 9, 2020	Year ended December 31, 2019
Current:
Foreign	$3,787	$424	$3,039
Federal	—	—	—
Deferred:
Foreign	(962)	343	(571)
Federal	—	—	—
Income tax expense	$2,825	$767	$2,468

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Income (loss) before income tax expense by geographic area was as follows:

	Successor	Predecessor
	Period from February 10 to December 31, 2020	Period from January 1 to February 9, 2020	Year ended December 31, 2019
Domestic	$(176,706)	$8,019	$(30,067)
Foreign	(12,411)	(1,075)	(11,910)
Income (loss) before income tax expense	$(189,117)	$6,944	$(41,977)

A reconciliation of the income tax expense computed at statutory rates was as follows:

	Successor	Predecessor
	Period from February 10 to December 31, 2020	Period from January 1 to February 9, 2020	Year ended December 31, 2019
Statutory tax rate	21%	21%	21%
Income (loss) before income taxes	$(189,117)	$6,944	$(41,977)
Expected income tax expense (benefit)	(39,715)	1,458	(8,815)
Increase (decrease) income tax expense resulting from:
Foreign earnings subject to different tax rates	(1,025)	(98)	703
Valuation allowance	22,549	739	712
Share-based compensation	14,668	—	—
Non-taxable earnings	1,789	(1,581)	7,317
Uncertain tax position	592	—	319
Non-deductible expenses	3,053	249	2,232
Tax law change	2,414	—	—
State taxes	(1,205)	—	—
Other	(295)	—	—
Income tax expense	$2,825	$767	$2,468

The significant components of deferred income tax assets and liabilities were as follows:

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Deferred income tax assets:
Operating losses carried forward	$24,140	$14,063
Amortization	—	5,371
Depreciation	627	522
Investment in partnership	11,770	—
Other	214	12
Deferred income tax assets	36,751	19,968
Valuation allowance	(27,105)	(18,977)
Deferred income tax assets, net of valuation allowance	9,646	991

Deferred income tax liabilities:
Amortization	(65,610)	—
Deferred income tax liabilities	(65,610)	—

Net deferred income tax asset (liability)	$(55,964)	$991

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

As of December 31, 2020, the Company had federal net operating loss carryforwards of $43,365, which can be carried forward indefinitely, and foreign tax loss carryforwards of $58,170, of which $31,754 can be carried forward indefinitely, $333 will expire in 2021 and the remainder is scheduled to expire between 2022 and 2040.

The Company and the Predecessor recorded a valuation allowance against its net deferred tax assets as of December 31, 2020 and 2019 of $27,105 and $18,977, respectively. As of December 31, 2020, the valuation allowance was primarily attributable to U.S. and certain foreign jurisdictions.  The valuation allowance balances at these locations were associated mainly with net operating losses, but in some cases relate to other additional deferred tax assets in the jurisdiction. The Company has determined that it is more likely than not that these assets will not be fully realized due to historical net operating losses incurred. The increase in the valuation allowance was due primarily to the generation of net operating loss carryforwards during the year.

As of December 31, 2020, the Company intends to indefinitely reinvest all cumulative undistributed earnings of foreign subsidiaries, and as such no U.S. federal or state income or foreign withholding taxes have been recorded. It is not practicable to determine the amount of the unrecognized deferred tax liability related to any undistributed foreign earnings.

A reconciliation of the activity related to unrecognized income tax benefits follows:

	Successor	Predecessor
	Period from February 10 to December 31, 2020	Period from January 1 to February 9, 2020	Year ended December 31, 2019
Beginning balance	$3,879	$3,879	$3,560
Increases related to prior-year tax positions	1,946	—	—
Increases related to current-year tax positions	—	—	319
Ending balance	$5,825	$3,879	$3,879

As of December 31, 2020 and 2019, the Company and the Predecessor recorded liabilities for unrecognized income tax benefits of $5,825 and $3,879, respectively, all of which would impact the effective rate, if recognized. Changes in the Company’s unrecognized income tax benefit obligation within the next twelve months are expected to result in a reduction in this liability of approximately $391, as certain tax positions are expected to be effectively settled with the applicable taxing jurisdiction during this period. For the period from February 10 to December 31, 2020 (Successor) and year ended December 31, 2019 (Predecessor), the Company recognized interest and penalties accrued on unrecognized income tax benefits as a component of income tax expense, totaling $305 and $119, respectively.

From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. As of December 31, 2020, the Company was not subject to an income tax examination in the U.S. or in any foreign jurisdiction, though tax years beginning with 2015 remained open and subject to examination by foreign taxing jurisdictions.

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

On October 16, 2019, Associated Partners, contributed 100% of the limited liability company interests in the Servicer, the parent of AP Infrastructure, to AP Wireless. The contribution agreement led management to reconsider the Servicer’s VIE status. Management determined AP WIP Investments to be the primary beneficiary of the Servicer because AP WIP Investments determined that, through AP Wireless, it had the power to direct all of the activities of the Servicer.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

As AP WIP Investments was the primary beneficiary of the VIE, AP WIP Investments recorded $6,856 of assets and $1,865 in liabilities in the consolidated balance sheet at December 31, 2019 (Predecessor). The assets recognized primarily consisted of cash of $5,891 and fixed assets, net of $457 at December 31, 2019 (Predecessor). As of December 31, 2019 (Predecessor), the liabilities recognized consisted primarily of bonuses payable of $925. All intercompany revenue, payables, and receivables between AP WIP Investments and the Servicer were eliminated upon consolidation.

In conjunction with the acquisition of APW OpCo, the Company (Successor) does not have a variable interest in the entities noted above. The assets, liabilities, income and expense of the entities noted above are included the Company’s consolidated financial statements (Successor) for the periods subsequent to the Transaction.

12.	Stockholders’ Equity

Founder Preferred Shares

The “Founder Preferred Shares” consist of Series A Founder Preferred Shares and Series B Founder Preferred Shares.

Series A Founder Preferred Shares

In connection with Landscape raising approximately $500.0 million before expenses through its initial placement of Ordinary Shares and Warrants in November 2017, the Company issued a total of 1,600,000 Series A Founder Preferred Shares, no par value to certain founders of Landscape. Each holder of Series A Founder Preferred Shares is entitled to a number of votes equal to the number of Class A Shares into which each Series A Founder Preferred Share could then be converted, on all matters on which stockholders are generally entitled to vote. There is no restriction on the repurchase or redemption by the Company of the Series A Founder Preferred Shares.

In addition to providing long-term capital, the Series A Founder Preferred Shares were issued to have the effect of incentivizing the holders to achieve the Company’s objectives. As described below, they are structured to provide a return based on the future appreciation of the market value of the Class A Shares.

Upon the closing of the Transaction and if the average price per Class A Share for any ten consecutive trading days is at least $11.50, a holder of Series A Founder Preferred Shares will be entitled to receive, when, as and if declared by the Company’s Board of Directors (the “Board”), and payable in preference and priority to the declaration or payment of any dividends on the Class A Shares or any other junior stock, a cumulative annual dividend. Such dividend will be payable in Class A Shares or cash, in the sole discretion of the Board. In the first year in which such dividend becomes payable, such dividend will be equal in value to (i) 20% of the increase in the market value of one Class A Share, being the difference between $10.00 and the average price, multiplied by (ii) such number of outstanding Class A Shares immediately following the Transaction (“Preferred Share Dividend Equivalent”). Thereafter, the dividend will become payable only if the average price during any subsequent year is greater than the highest average price in any preceding year in which a dividend was paid in respect of the Series A Founder Preferred Shares. Such dividend will be equal in value to 20% of the increase in the average price over the highest average price in any preceding year multiplied by the Preferred Share Dividend Equivalent. In addition, the Series A Founder Preferred Shares will also participate in any dividends on the Class A Shares on an as-converted to Class A Shares basis. In addition, commencing on and after the closing of the Transaction, where the Company pays a dividend on its Class A Shares, the Series A Founder Preferred Shares will also receive an amount equal to 20% of the dividend which would be distributable on such number of Class A Shares equal to the Preferred Share Dividend Equivalent. All such dividends on the Series A Founder Preferred Shares will be paid contemporaneously with the dividends on the Class A Shares.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

In accordance with ASC 718, the annual dividend amount, based on the market price of the Ordinary Shares, resulted in the dividend feature to be deemed compensatory to the Landscape founders receiving the shares and classified as a market condition award settled in shares. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the Founder Preferred Shares was then recognized upon the consummation of the Transaction.  The fair value of the Series A Founder Preferred Shares, $85.5 million, was measured as of its issuance date using a Monte Carlo method which took into consideration different stock price paths. Of the $85.5 million fair value of the Series A Founder Preferred Shares, approximately $69.5 million was attributed to the fair value of the annual dividend amount, which represented the excess of the fair value of the Series A Founder Preferred Shares over the price paid by the founders for these shares and was recorded as share-based compensation expense in the accompanying consolidated statement of operations in the Successor period.

The following assumptions were used when calculating the issuance date fair value:

Number of securities issued	1,600,000
Ordinary Share price upon initial public offering	$10.00
Founder Preferred Share price	$10.00
Probability of winding-up	16.7%
Probability of an acquisition	83.3%
Time to an acquisition	1.5 years
Volatility (post-acquisition)	38.68%
Risk free interest rate	2.26%

On February 1, 2021, the Board declared a stock dividend payment of 2,474,421 Class A Shares that was paid on February 4, 2021 to the sole holder of record of all the issued and outstanding shares of Series A Founder Preferred Stock as of the close of business on February 1, 2021. Pursuant to the terms of the Series A Founder Preferred Stock, the holders became entitled to receive an annual dividend upon the Board’s declaration of such dividend and after the volume weighted average price of the Class A Common Stock was at or above $11.50 for ten consecutive trading days in 2020. The annual dividend amount, which totaled $31.4 million, was computed based on 20% of the increase in the market value of one Class A Share, being the difference between the average of the volume weighted average Class A share prices of the last ten trading days of 2020 and $10.00, multiplied by the number of Class A Shares outstanding immediately following the Transaction.

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

On the last day of the seventh full financial year of the Company after the Closing Date (i.e., December 31, 2027) or if any such date is not a trading day, the first trading day immediately following such date, the Series B Founder Preferred Shares will automatically convert into Class B Shares on a one-for-one basis, as adjusted. A holder of Series B Founder Preferred Shares may require some or all of his Series B Founder Preferred Shares to be converted into an equal number of Class B Shares, as adjusted.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Founder Preferred Shares – Voting

For so long as TOMS Acquisition II LLC and Imperial Landscape Sponsor LLC and William Berkman, their affiliates and their permitted transferees under a shareholder agreement entered into in connection with the Transaction (the “Shareholder Agreement”) in aggregate hold 20% or more of the issued and outstanding Series A Founder Preferred Shares and Series B Founder Preferred Shares, the holders of a majority in voting power of the outstanding Founder Preferred Shares, voting or consenting together as a single class, will be entitled, at any meeting of the holders of the outstanding Founder Preferred Shares held for the election of directors or by consent in lieu of a meeting of the holders of the outstanding Founder Preferred Shares, to:

•	elect five members of the Board of Directors (the “Founder Directors”);
•	remove from office, with or without cause, any Founder Director; and
•	fill any vacancy caused by the death, resignation, disqualification, removal or other cause of any Founder Director.

Pursuant to the Shareholder Agreement, two of the Founder Directors will be appointed by holders of the Series A Founder Preferred Shares and two of the Founder Directors will be appointed by holders of the Series B Founder Preferred Shares.

Class A Common Shares

As of December 31, 2020, the Company had outstanding 58,425,000 Class A Common Shares, no par value comprised of (i) 48,425,000 common shares issued in connection with Landscape’s initial placement of Ordinary Shares and Warrants and (ii) 10,000,000 common shares issued pursuant to the Centerbridge Subscription Agreement. Each holder is entitled to one vote per share on all matters before the holders of Class A Shares. Holders of Class A Shares are entitled to ratably receive dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board from time to time out of assets or funds of the Company legally available. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of Class A Shares will be entitled to receive the assets and funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of preferred shares.

Class B Shares

As of December 31, 2020, the Company had outstanding 11,414,030 Class B Shares, all of which were issued to (i) the Continuing OpCo Members on the Closing Date pursuant to the Transaction and (ii) certain officers of the Company pursuant to the Company’s Long-Term Incentive Plan. Each holder is entitled to one vote per share together as a single class with Class A Shares. Class B Shares will be deemed to be non-economic interests. The holders of Class B Shares will not be entitled to receive any dividends (including cash, stock or property) in respect of their Class B Shares. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of Class B Shares will not be entitled to receive any assets or funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of Founder Preferred Shares (or other series or class of preferred shares of the Company that may be outstanding at such time). Class B Shares are not convertible or exchangeable for any other class of series of shares of the Company.

Warrants

In connection with Landscape’s initial placement of Ordinary Shares, the Company issued 50,025,000 warrants to the purchasers of both Ordinary Shares and Founder Preferred Shares (including the 25,000 warrants that were issued to non-founder directors of Landscape for their fees). Each warrant has a term of 3 years following the Transaction and now entitles a holder of a Warrant to purchase one-third of a Class A Share upon exercise. Warrants are exercisable in multiples of three for one Class A share at a price of $11.50 per whole Class A Share. The Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price of a Class A Share exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Warrant). The Company considers the mandatory redemption provision of the Warrant to be a cancellation of the instrument given the nominal value to be paid out upon redemption.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Noncontrolling Interest

Noncontrolling interests consist of limited liability company units of APW OpCo not owned by Radius and includes the following units issued by APW OpCo and further described below: Class B Common Units, Series A Rollover Profits Units and Series B Rollover Profits Units. As of December 31, 2020, the portion of APW OpCo not owned by Radius was 8.2%, representing the noncontrolling interest.

Class B Common Units

As of December 31, 2020, 5,389,030 Class B Common Units were outstanding. The Class B Common Units are held in tandem with Class B Shares. Beginning 180 days after the Closing Date, a member of APW OpCo may redeem the Class B Common Units for cash or Class A Shares, at the option of the Company, subject to certain terms and conditions, including the surrender (for no consideration) by the redeeming holder of the Class B Shares held in tandem with the Class B Common Units being redeemed.

Series A Rollover Profits Units

As of December 31, 2020, 5,389,030 Series A Rollover Profits Units were outstanding. The Series A Rollover Profits Units serve to provide anti-dilution protection to Class B Common Units from dividends issued to holders of Series A Founder Preferred Shares. Concurrently with any dividend to holders of Series A Founder Preferred Share, APW OpCo is required to distribute to holders of Series A Rollover Profits Units corresponding distributions, which shall be made in either cash or Class B Common Units to the same extent as the distribution was made to the holders of the Series A Founder Preferred Shares. The Series A Rollover Profits Units are forfeited, subject to certain exceptions and limitations, upon the earlier of (i) the date of the conversion of all of the Series A Founder Preferred Shares into Class A Shares, and (ii) the date on which there are no Series A Founder Preferred Shares outstanding. Concurrently with the Company’s declaration and payment of the stock dividend to the sole holder of record of all the issued and outstanding shares of Series A Founder Preferred Stock in February 2021, a rollover distribution of 197,739 Class B Common Units was made to the holders of the Series A Rollover Profits Units.

Series B Rollover Profits Units

As of December 31, 2020, 625,000 Series B Rollover Profits Units were outstanding. Series B Rollover Profits Units become equitized when such holders’ capital accounts maintained for federal income tax purposes exceed a predetermined threshold. Once equitized, a Series B Rollover Profits Unit is treated for all purposes as one Class B Common Unit.

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

Subject to adjustment, the maximum number of shares of company stock (either Class A Shares, Class B Shares, or Series B Founder Preferred Shares) that may be issued or paid under or with respect to all awards granted under the Equity Plan is 13,500,000, in the aggregate. Generally, awards will deliver Class A Shares, Class B Shares or Series B Founder Preferred Shares. Each Class B Share available under the Equity Plan may only be granted in tandem with units designated as “Series A LTIP Units” pursuant to the APW OpCo LLC Agreement or upon conversion of the Series B Founder Preferred Shares, and each Series B Founder Preferred Share available under the Equity Plan may only be granted in tandem with units designated as “Series B LTIP Units” pursuant to the APW OpCo LLC Agreement. As of December 31, 2020, there were approximately 3,764,538 share-based awards collectively available for grant under the Equity Plan.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

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

The Initial Awards consisted of (i) 3,376,076 time-vesting Series A LTIP Units that either vest over a three-year or five-year service period following the grant date, (ii) 2,023,924 performance-based Series A LTIP Units that are subject to both time and performance vesting conditions, the latter condition based on the attainment of certain common share price hurdles over seven years, and (iii) 1,386,033 Series B LTIP Units that contain only a performance-based vesting condition based on the attainment of certain common share price hurdles over nine years. The Tandem Shares are subject to the same vesting and forfeiture condition as the related LTIP Units.

A summary of the Company’s LTIP Units as of December 31, 2020, and changes during the period ended February 10, 2020 to December 31, 2020 (Successor) is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 10, 2020	—	$—
Series A LTIP Units:
Granted	5,400,000	8.32
Series B LTIP Units:
Granted	1,386,033	6.17
Nonvested at December 31, 2020	6,786,033	$7.88

The fair value of each LTIP Unit was measured as of its grant date using a Monte Carlo method which took into consideration different stock price paths and used the following assumptions:

	Series A LTIP Units	Series B LTIP Units
Expected term	7.9 years	9.9 years
Expected volatility	18.4%	19.7%
Risk-free interest rate	1.5%	1.6%

For the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized share-based compensation expense of $11,403 for LTIP Units. As of December 31, 2020, there was $42,086 of total unrecognized compensation cost related to LTIP Units granted, which is expected to be recognized over a weighted-average period of 3.6 years.

Restricted Stock

The Equity Plan permits the Compensation Committee to grant restricted stock awards to eligible recipients as detailed in the Equity Plan. Restricted stock awards are subject to the conditions in the Equity Plan as well as an individual award agreement further detailing the conditions of each award.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

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

A summary of the status of the Company’s restricted stock awards as of December 31, 2020, and changes during the period from February 10, 2020 to December 31, 2020 (Successor) is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 10, 2020	—	$—
Granted	283,492	9.01
Forfeited	(22,063)	10.00
Nonvested at December 31, 2020	261,429	$8.92

For the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized share-based compensation expense of $1,576 for restricted stock awards. As of December 31, 2020, there was $757 of total unrecognized compensation cost related to restricted stock awards granted as of December 31, 2020. The total cost is expected to be recognized over a weighted-average period of 1.1 years.

Stock Options

In November 2017, Landscape issued its non-founder directors 125,000 stock options, which have an exercise price of $11.50 per share and expire on the fifth anniversary following the Transaction. The fair value of each stock option was estimated at $2.90 on the grant date using the Black-Scholes option pricing model, which used the following assumptions: expected term – 5 years; expected volatility – 34.8%; and risk-free interest rate – 2.1%. As vesting was contingent upon the consummation of an acquisition transaction, the fair value of the awards, totaling $363, was recognized in share-based compensation expense in the Successor’s consolidated statement of operations and as an increase of additional paid-in capital upon consummation of the Transaction.

During the period from February 10, 2020 to December 31, 2020, 3,014,000 stock options were granted to employees of the Company at a weighted-average exercise price of $7.67 per share. Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. The weighted-average fair value of the stock options granted was $1.63 on the grant date using the Black-Scholes option pricing model, which used the following weighted-average assumptions: expected term – 6.5 years; expected volatility – 19.0%; and risk-free interest rate – 0.5%.

For the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized share-based compensation expense of $591 for stock options granted to employees. As of December 31, 2020, there was $3,800 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 4.3 years.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

The following table summarizes the changes in the number of common shares underlying options for the period of February 10, 2020 to December 31, 2020 (Successor):

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at February 10, 2020	125,000	$11.50
Granted	3,014,000	7.67
Forfeited	(326,000)	7.67
Outstanding at December 31, 2020	2,813,000	$7.84	$14,080
Exercisable at December 31, 2020	125,000	$11.50	$169

14.	Basic and Diluted Income (Loss) per Common Share

Net income (loss) is allocated between the common shares and other participating securities based on their participation rights. The Series A Founder Preferred Shares represent participating securities. Net loss attributable to common shares is not adjusted for the Series A Founder Preferred Shares’ right to earnings, because these shares are not contractually obligated to share in losses of the Company. Additionally, the Company excluded the Company’s outstanding warrants, stock options, restricted shares, and Series A Founder Preferred Shares because the securities’ effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share using the two-class method:

Period from February 10, 2020 to December 31, 2020
Numerator:
Net loss attributable to Radius Global Infrastructure, Inc. common shareholders	$(182,091)
Adjustment for vested participating preferred stock	—
Net loss attributable to common shares	$(182,091)
Denominator:
Weighted average shares outstanding - basic and diluted	58,425,000

Basic and diluted loss per common share	$(3.12)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

Period from February 10, 2020 to December 31, 2020
Series A Founder Preferred Shares	1,600,000
Warrants	16,675,000
Stock options	2,813,000
Restricted stock	261,429
LTIP Units	6,786,033

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

15.	Geographic Data and Concentration

The following tables summarizes the revenues and total assets of the Company and its Predecessor in different geographic locations (geographic summary is based on the billing addresses of the related in‑place tenant):

	Successor	Predecessor
	Period from February 10 to December 31, 2020	Period from January 1 to February 9, 2020	Year ended December 31, 2019
Revenue by Country:
United States	$14,880	$1,775	$15,820
United Kingdom	17,126	1,927	15,267
Other foreign countries	30,917	3,134	24,619
Total	$62,923	$6,836	$55,706

	Successor	Predecessor
	December 31, 2020	December 31, 2019
Total Assets by Country:
United States	$561,992	$156,541
United Kingdom	269,394	125,126
Italy	197,659	38,485
Other foreign countries	399,185	212,657
Total	$1,428,230	$532,809

Although the Company monitors the creditworthiness of its customers, the loss, consolidation or financial instability of, or network sharing among, any of its customers may materially decrease revenue. Revenue concentration of the Company and its Predecessor was with the following in‑place tenants:

	Successor	Predecessor
	Period from February 10 to December 31, 2020	Period from January 1 to February 9, 2020	Year ended December 31, 2019
Revenue by Company:
American Tower	13%	13%	13%
Other (less than 10% individually)	87%	87%	87%
Total	100%	100%	100%

16.	Commitments and Contingencies

The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of management, after consultation with counsel, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

17.	Management Incentive Plan

AP WIP Investments maintained two incentive plans (collectively, the “Management Carve-Out Plan”) for the benefit of certain employees of AP WIP Investments prior to the Transaction and under which non-equity awards were made. Generally, vesting of awards under the Management Carve-Out Plan was contingent upon a liquidity event. As of the date of the Transaction, no awards vested and subsequent to the Transaction date, the Company ceased all activity under the Management Carve-Out Plan and canceled all awards thereunder.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

In conjunction with the Management Carve-Out Plan, loans totaling $893 were made to certain plan participants during 2019. No loans were issued during the period from January 1, 2020 to February 9, 2020. In the period of issuance, the full amount of each loan was expensed in the consolidated statement of operations because the loans were nonrecourse.

18.	Note Receivable

In January 2020, a subsidiary of AP WIP Investments, entered into a promissory note agreement with an unaffiliated company. Under the terms of the loan agreement, two installments totaling $17,500 were advanced during the period from January 1, 2020 to February 9, 2020 (Predecessor) and the final installment of $2,500 was advanced during the period from February 10, 2020 to December 31, 2020 (Successor). In April 2020, the borrower repaid the outstanding balance including accrued interest under the promissory note agreement.

19.	COVID-19 Pandemic

The outbreak of COVID-19 (commonly referred to as coronavirus) has spread to many countries throughout the world, including each of the jurisdictions in which the Company operates, has had a negative impact on economic conditions globally and there are concerns for a prolonged deterioration of global financial conditions. Beginning in March 2020, the Company took measures to mitigate the broader public health risks associated with COVID-19 to its business and employees, including through office closures and self-isolation of employees where possible in line with the recommendations of relevant health authorities; however, the full extent of the COVID-19 outbreak and the adverse impact this may have on the Company's workforce and operations is unknown. In addition, as a result of the COVID-19 outbreak, there have been and may continue to be short-term impacts on the Company’s ability to acquire new rental streams. For example, leasing transactions in certain civil law jurisdictions such as Brazil, Chile and Colombia, often require the notarization of legal documents in person as part of the closing procedure. Government-imposed restrictions on the opening of offices and/or self-isolation measures, particularly in Latin American countries, have had, and may continue to have an adverse impact on the availability of notaries or other legal service providers. Accordingly, there can be no assurances that there will not be a material adverse effect on the Company’s results of operations and financial condition.