Form 10-Q
period 2021-03-31
Radius Global Infrastructure, Inc.
filed 2021-05-12
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

N/A

(Former name, former address and former ﬁscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	RADI	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2021, there were 61,214,708 shares of Class A Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, their negative or other variations or comparable terminology.

Forward-looking statements are subject to significant risks and uncertainties and are based on beliefs, assumptions and expectations based upon our historical performance and on our current plans, estimates and expectations in light of information available to us. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Actual results may differ materially from those set forth in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Certain important factors that we think could cause our actual results to differ materially from expected results are summarized below, including the ongoing impact of the current outbreak of COVID-19 on the U.S., regional and global economies, the U.S. sustainable infrastructure market and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”) and in our subsequent filings under the Exchange Act. Other factors besides those listed could also adversely affect us. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the timing of the successful distribution of an effective vaccine.

Important factors that could cause our actual results to differ materially from those indicated in these statements include, but are not limited to:

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

i

•	the fact that we have incurred a significant amount of debt and may in the future incur additional indebtedness;
•	the extent to which the terms of our debt agreements limit our flexibility in operating our business;
•	the ongoing COVID-19 pandemic and the response thereto;
•	the extent to which unfavorable capital markets environments impair our growth strategy, which requires access to new capital;
•	the adverse effect that increased market interest rates may have on our interest costs, the value of our assets and on the growth of our business;
•	the adverse effect that perceived health risks from radio frequency energy may have on the demand for wireless communication services;
•	our ability to protect and enforce our real property interests in, or contractual rights to, the revenue streams generated by leases on our communications sites;
•	the loss, consolidation or financial instability of any of our limited number of customers;
•	our ability to pay dividends, including dividends we may be required to pay on our Class A Common Stock, or satisfy our financial obligations;
•

whether we are required to issue additional Class A Shares pursuant to the terms of the Equity Plan or upon the exercise of the Warrants, which would dilute the interests of our securityholders in the Class A Common Stock;

•

the possibility that securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely;

•

the possibility that the Warrants may not be in the money at a time when they are exercisable or may be mandatorily redeemed prior to their exercise, which may render them worthless to the Warrant holders; and

•	the other risks and uncertainties described under “Risk Factors” in Part I, Item 1A. of the Annual Report.

The risks included here are not exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report, in the “Risk Factors” section of the Annual Report, and in our other filings with the Securities and Exchange Commission. Other sections of this Quarterly Report describe additional factors that could adversely affect our business and financial performance.

References in this Quarterly Report to “Radius”, the “Company,” “we,” “our,” or “us” mean Radius Global Infrastructure, Inc. together with its subsidiaries except where the context otherwise requires. Any capitalized terms not otherwise defined above have been defined elsewhere in this Quarterly Report.

ii

RADIUS GLOBAL INFRASTRUCTURE, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Unaudited Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and the period from February 10, 2020 to March 31, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	3

	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and the period from February 10, 2020 to March 31, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	4

	Condensed Consolidated Statements of Stockholders’ Equity/Members’ Deficit for the three months ended March 31, 2021 and the period from February 10, 2020 to March 31, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and the period from February 10, 2020 to March 31, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

PART I.	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$86,977	$99,896
Restricted cash	1,916	1,614
Trade receivables, net	7,814	7,829
Prepaid expenses and other current assets	19,138	17,352
Total current assets	115,845	126,691
Real property interests, net:
Right-of-use assets - finance leases, net	255,310	237,862
Telecom real property interests, net	913,320	851,529
Real property interests, net	1,168,630	1,089,391
Intangible assets, net	6,293	5,880
Property and equipment, net	1,478	1,382
Goodwill	80,509	80,509
Deferred tax asset	1,135	1,173
Restricted cash, long-term	107,841	113,938
Other long-term assets	8,726	9,266
Total assets	$1,490,457	$1,428,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$34,654	$30,854
Rent received in advance	23,276	19,587
Finance lease liabilities, current	10,420	9,920
Telecom real property interest liabilities, current	5,011	5,749
Total current liabilities	73,361	66,110
Finance lease liabilities	22,996	23,925
Telecom real property interest liabilities	11,523	11,813
Long-term debt, net of debt discount and deferred financing costs	805,332	728,473
Deferred tax liability	55,000	57,137
Other long-term liabilities	8,561	8,704
Total liabilities	976,773	896,162
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 61,212,042 and 58,425,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 11,611,769 and 11,414,030 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	678,058	673,955
Accumulated other comprehensive income	1,466	15,768
Accumulated deficit	(220,816)	(213,237)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	458,708	476,486
Noncontrolling interest	54,976	55,582
Total liabilities and stockholders’ equity	$1,490,457	$1,428,230

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Successor		Predecessor
	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue	$22,172	$8,755	$6,836
Cost of service	295	71	34
Gross profit	21,877	8,684	6,802
Operating expenses:
Selling, general and administrative	15,389	8,667	4,344
Share-based compensation	4,103	71,363	—
Amortization and depreciation	14,080	7,115	2,584
Impairment - decommissions	687	521	530
Total operating expenses	34,259	87,666	7,458
Operating loss	(12,382)	(78,982)	(656)
Other income (expense):
Realized and unrealized gain on foreign currency debt	14,607	4,269	11,500
Interest expense, net	(8,987)	(3,534)	(3,623)
Other income (expense), net	(2,145)	153	(277)
Total other income (expense), net	3,475	888	7,600
Income (loss) before income tax expense	(8,907)	(78,094)	6,944
Income tax expense (benefit)	(722)	987	767
Net income (loss)	(8,185)	(79,081)	$6,177
Net loss attributable to noncontrolling interest	(606)	(771)
Net loss attributable to stockholders	(7,579)	(78,310)
Stock dividend payment to holders of Series A Founders Preferred Stock	(31,391)	—
Net loss attributable to common stockholders	$(38,970)	$(78,310)

Loss per common share:
Basic and diluted	$(0.66)	$(1.34)
Weighted average common shares outstanding:
Basic and diluted	59,479,707	58,425,000

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Successor		Predecessor
	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020	Period from January 1, 2020 to February 9, 2020
Net income (loss)	$(8,185)	$(79,081)	$6,177
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,302)	(18,863)	(7,165)
Comprehensive loss	$(22,487)	$(97,944)	$(988)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT (Unaudited)

(in thousands, except share and per share amounts)

Predecessor

	For the period from January 1, 2020 to February 9, 2020
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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT (Unaudited)

(in thousands, except share and per share amounts)

Successor

	Three months ended March 31, 2021
	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Stock		Class B Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interest	Total stockholders' equity
Balance at January 1, 2021	1,600,000	$—	1,386,033	$—	58,425,000	$—	11,414,030	$—	$673,955	$15,768	$(213,237)	$55,582	$532,068
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	—	—	—	—	2,474,421	—	197,739	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	100	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	2,600	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	309,921	—	—	—	4,103	—	—	—	4,103
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(14,302)	—	—	(14,302)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,579)	(606)	(8,185)
Balance at March 31, 2021	1,600,000	$—	1,386,033	$—	61,212,042	$—	11,611,769	$—	$678,058	$1,466	$(220,816)	$54,976	$513,684

	For the period from February 10, 2020 to March 31, 2020
Balance at February 10, 2020	1,600,000	$—	—	$—	58,425,000	$—	—	$—	$590,534	$—	$(31,146)	$—	$559,388
Issuances of shares in APW Acquisition	—	—	—	—	—	—	6,014,030	—	—	—	—	64,193	64,193
Share-based compensation	—	—	1,386,033	—	—	—	5,400,000	—	71,363	—	—	—	71,363
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(18,863)	—	—	(18,863)
Net loss	—	—	—	—	—	—	—	—	—	—	(78,310)	(771)	(79,081)
Balance at March 31, 2020	1,600,000	$—	1,386,033	$—	58,425,000	$—	11,414,030	$—	$661,897	$(18,863)	$(109,456)	$63,422	$597,000

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except share and per share amounts)

	Successor		Predecessor
	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020	Period from January 1, 2020 to February 9, 2020
Cash flows from operating activities:
Net income (loss)	$(8,185)	$(79,081)	$6,177
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	14,080	7,115	2,584
Amortization of finance lease and telecom real property interest liabilities discount	317	177	213
Impairment – decommissions	687	521	530
Realized and unrealized loss (gain) on foreign currency debt	(14,607)	(4,269)	(11,500)
Amortization of debt discount and deferred financing costs	135	10	280
Provision for bad debt expense	(45)	53	26
Share-based compensation	4,103	71,363	—
Deferred income taxes	(1,909)	441	339
Change in assets and liabilities:
Trade receivables, net	(151)	(404)	(682)
Prepaid expenses and other assets	(1,878)	(1,464)	935
Accounts payable, accrued expenses and other long-term liabilities	4,084	(23,432)	(4,605)
Rent received in advance	3,969	36	2,251
Net cash provided by (used in) operating activities	600	(28,934)	(3,452)

Cash flows from investing activities:
Cash paid in APW Acquisition, net of cash acquired	—	(277,065)	—
Investments in real property interests and related intangible assets	(104,684)	(16,519)	(5,064)
Advances on note receivable	—	(2,500)	(17,500)
Purchases of property and equipment	(328)	(119)	(40)
Net cash used in investing activities	(105,012)	(296,203)	(22,604)

Cash flows from financing activities:
Borrowings under loan agreements	93,940	—	—
Repayments of term loans and other debt	(54)	—	(250)
Debt issuance costs	(1,780)	—	—
Repayments of finance lease and telecom real property interest liabilities	(4,481)	(124)	(3,149)
Net cash provided by (used in) financing activities	87,625	(124)	(3,399)

Net change in cash and cash equivalents and restricted cash	(16,787)	(325,261)	(29,455)

Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,927)	(972)	(232)

Cash and cash equivalents and restricted cash at beginning of period	215,448	588,628	78,046
Cash and cash equivalents and restricted cash at end of period	$196,734	$262,395	$48,359

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$9,502	$2,719	$4,684
Cash paid for income taxes	$581	$77	$1,112

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” and/or the “Company”), formerly known as Landscape Acquisition Holdings Limited (“Landscape”) and Digital Landscape Group, Inc., is a holding company that owns 91.8% of the parent of AP WIP Investments Holdings, LP (“AP Wireless”), which is one of the largest international aggregators of rental streams underlying wireless and other digital infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae, or other digital infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower antennae or other digital infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

The Company was incorporated with limited liability under the laws of the British Virgin Islands under the BVI Business Companies Act, 2004, as amended, on November 1, 2017. The Company was originally formed to undertake an acquisition of a target company or business.

On February 10, 2020 (the “Closing Date”), the Company completed its acquisition by purchasing AP Wireless, a Delaware limited partnership and the direct parent of AP WIP Investments, LLC (“AP WIP Investments”), pursuant to a merger agreement entered into on November 19, 2019. The acquisition, together with the other transactions contemplated by the merger agreement are referred to herein as the “Transaction” and/or “APW Acquisition”. In connection with the closing of the Transaction, Landscape changed its name to Digital Landscape Group, Inc.

Upon completion of the Transaction, on the Closing Date, the Company acquired a 91.8%. interest in APW OpCo LLC (“APW OpCo”), the parent of AP Wireless and the indirect parent of AP WIP Investments. The Transaction was completed through a merger of a newly created subsidiary of Landscape with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of Landscape. Following the Transaction and as noted above, the Company owned 91.8% of APW OpCo. The remaining 8.2% interest in APW OpCo is owned by certain former partners of Associated Partners, L.P. (“Associated Partners”), the selling party in the Transaction. Such partners of Associated Partners were members of APW OpCo immediately prior to the Closing Date and elected to roll over their investment in AP Wireless in connection with the APW Acquisition (the “Continuing OpCo Members”). As a result, the AP Wireless business is 100% owned by the Company and the Continuing OpCo Members.

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

On October 2, 2020, in connection with the Domestication, the Company delisted its ordinary shares (the “Ordinary Shares”) and warrants (the “Warrants”) from trading on the London Stock Exchange. The Ordinary Shares automatically converted by operation of law into shares (“Class A Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and on October 5, 2020, the Class A Common Stock began trading on the Nasdaq Global Market under the symbol “RADI”. Accordingly, for disclosures of historical transactions involving the Company’s common equity pertaining to periods prior to October 2, 2020 (the date of the Domestication), references are made in the notes to the condensed consolidated financial statements to “Ordinary Shares”, the legal form of the Company’s common equity prior to October 2, 2020.

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

As a result of the Transaction, for accounting purposes, the Company was the acquirer and AP WIP Investments was the acquiree and accounting predecessor to Radius, as Landscape had no operations prior to the Transaction. Accordingly, the financial statement presentation includes the condensed consolidated financial statements of AP WIP Investments as “Predecessor” for periods prior to the Closing Date and Radius as “Successor” for periods including and after the Closing Date, including the consolidation of AP WIP Investments and its subsidiaries. As more fully described in Note 3, the Transaction was accounted for as a business combination under the scope of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For the Successor period from February 10, 2020 through March 31, 2020 and all periods thereafter, Radius consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries. For the Predecessor period, the condensed consolidated financial statements include the accounts of AP WIP Investments and its subsidiaries, as well as a variable interest entity.

The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of Securities and Exchange Commission for interim reporting. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted Cash

The Company is required to maintain cash collateral at certain financial institutions. Additionally, amounts that are required to be held in an escrow account, which, subject to certain conditions, are available to the Company under certain of its loan agreements. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the condensed consolidated balance sheets. The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows is as follows:

	Successor		Predecessor
	March 31, 2021	December 31, 2020	February 9, 2020
Cash and cash equivalents	$86,977	$99,896	$33,333
Restricted cash	1,916	1,614	2,642
Restricted cash, long term	107,841	113,938	12,384
Total cash and cash equivalents and restricted cash	$196,734	$215,448	$48,359

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and rent received in advance approximate fair value due to their short‑term nature. As of March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s debt and lease and other leasehold interest liabilities approximated its fair value, as these obligations bear interest at rates currently available for debt with similar maturities and collateral requirements.

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

Trade Receivables, Net

Trade receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the tenants’ payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The allowance for doubtful accounts was $769 and $837 at March 31, 2021 and December 31, 2020, respectively.

Real Property Interests

The Company’s core business is to contract for the purchase of telecom real property interests and contractual rights, typically as leasehold interests or fee simple interests, either through an up-front payment or on an installment basis from property owners who have leased their property to companies that own digital telecommunications infrastructure assets. The costs of acquiring a real property interest are recorded either as a right-of-use asset, if the arrangement is determined to be a lease at the inception of the agreement under ASC Topic 842, Leases (“ASC 842”), or as an intangible asset in Telecom real property interests, net in the condensed consolidated balance sheet, if the acquisition meets the definition of an asset acquisition. Telecom real property interests are stated at cost less accumulated amortization, and amortization is computed using the straight-line method over the estimated useful lives of these real property interests, which is estimated as the lesser of the useful life of the underlying digital infrastructure asset or the term of the arrangement.

On January 1, 2019, the Predecessor adopted the guidance in ASC 842 using the modified retrospective method applied to lease arrangements that were in place on the transition date. The Predecessor elected certain available practical expedients which permit the adopter to not reassess certain items upon adoption, including: (i) whether any existing contracts are or contain leases, (ii) the classification of existing leases, (iii) initial direct costs for existing leases and (iv) short-term leases, which permits an adopter to not apply the lease standard to leases with a remaining maturity of one year or less and applied the new lease accounting standard to all leases, including short-term leases. The Predecessor also elected the practical expedient related to easements, which permits carryforward accounting treatment for land easements (included in Telecom real property interests, net in the condensed consolidated balance sheets) on existing agreements.

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

For each arrangement determined to be a lease, the Company records a lease liability at the present value of the arrangement’s remaining contractually-required payments and a right-of-use asset in the same amount plus any upfront payments made under the arrangement and any initial direct costs. Each leasing arrangement is classified as either a finance or operating lease. Finance lease right-of-use assets are amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement, which is estimated to be twenty-five years. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the wireless or digital infrastructure asset’s estimated economic life.

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

Property and Equipment

Property and equipment, which primarily consists of computer hardware and software, office furniture and tenant improvements, are stated at cost, less accumulated depreciation. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in the condensed consolidated statement of operations. Depreciation is recognized using the straight‑line method in amounts considered to be sufficient to allocate the cost of the assets to operations over their estimated useful lives. Depreciation expense was $168 and $53 for the three months ended March 31, 2021 and the period from February 10 to March 31, 2020 (Successor), respectively, $44 for the period from January 1 to February 9, 2020 (Predecessor).

Long-Lived Assets, Including Definite-Lived Intangible Assets

The Company’s primary long-lived assets include real property interests and intangible assets. Intangible assets recorded for in-place tenant leases are stated at cost less accumulated amortization and are amortized on a straight-line basis over the remaining lease term with the in-place tenant, including lease renewal periods. The carrying amount of any long-lived asset group is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company reviewed the portfolio of real property interests and intangible assets for impairment, in which the Company identified wireless communication sites for which impairment charges were recorded in Impairment – decommissions in the condensed consolidated statements of operations.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 30th of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the three months ended March 31, 2021.

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

Rent received in advance is recorded when the Company receives advance rental payments from the in‑place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance. At March 31, 2021 and December 31, 2020, the Company’s rent received in advance was $23,276 and $19,587, respectively.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefit obligations and penalties as a component of income tax expense in the accompanying condensed consolidated statements of operations.

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

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. The Company has determined that its Series A Founder Preferred Stock (as defined in Note 11) are participating securities as the Series A Founder Preferred Stock participate in undistributed earnings on an as-if-converted basis. Accordingly, the Company uses the two-class method of computing earnings per share, for common shares and Series A Founder Preferred Stock according to participation rights in undistributed earnings. Under this method, net income applicable to holders of common shares is allocated on a pro rata basis to the holders of common shares and Series A Founder Preferred Stock to the extent that each class may share in the Company’s income for the period; whereas undistributed net loss is allocated only to common shares because Series A Founder Preferred Stock are not contractually obligated to share in the Company’s losses.

Diluted earnings per common share reflects the potential dilution that would occur if securities were exercised or converted into common shares. The Company’s dilutive securities include Series A Founder Preferred Stock, Warrants, stock options, and restricted shares. To calculate the number of shares for diluted earnings per common share, the effect of the participating preferred stock is computed using the as-if-converted method, and effects of the Warrants, stock options, LTIP Units (as defined in Note 12) and restricted shares are computed using the treasury stock method. For all periods presented with a net loss, the effects of any incremental potential common shares have been excluded from the calculation of loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same for periods with a net loss attributable to common shareholders of Radius.

Segment Reporting

The Company operates in one reportable segment which focuses on aggregating rental streams underlying wireless and other digital infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company’s business offerings have similar economic and other characteristics, including the types of customers, distribution methods and regulatory environment. The chief operating decision maker of the Company reviews investment specific data to make resource allocation decisions and assesses performance by review of profit and loss information on a consolidated basis. The condensed consolidated financial statements reflect the financial results of the Company’s one reportable segment.

Foreign Currency

The Company’s reporting currency is the U.S. dollar. Typically, the functional currency of each of the Company’s foreign operating subsidiaries is the respective local currency. Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign currency assets and liabilities are translated into the reporting currency using the exchange rate prevailing at the balance sheet date, while revenue and expenses are translated at the average exchange rates during the period. Foreign exchange gains and losses arising from translation are included in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company adopted the new standard on January 1, 2021, and the adoption did not have an impact on its condensed consolidated financial statements.

3.	Business Combination

On February 10, 2020, the Company completed the APW Acquisition, acquiring AP Wireless in a business combination. The acquisition was completed through a merger of a newly created Landscape subsidiary with and into APW OpCo, with APW OpCo surviving the merger as a majority-owned subsidiary of Radius. Following completion of the Transaction on the Closing Date, Radius owned 91.8% of APW OpCo, and the Continuing OpCo Members owned the remaining 8.2%. The APW Acquisition was accounted for as a business combination using the acquisition method with Radius as the accounting acquirer in accordance with ASC 805. The interest in APW OpCo not owned by the Company was recognized as a noncontrolling interest in the condensed consolidated financial statements.

The aggregate acquisition consideration transferred in the APW Acquisition was $390,857, which consisted of cash consideration of $325,424 and equity consideration of $65,433. The cash component of the consideration was funded through the liquidation of cash equivalents owned by Landscape. The equity component of the consideration represented the fair value of the limited liability company units in APW OpCo issued to the Continuing OpCo Members, and includes units designated as “Class B Common Units” (the “Class B Common Units”) pursuant to the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 31, 2020, by and between its Members (as defined therein) and the Company (the “APW OpCo LLC Agreement”), the units designated as “Series A Rollover Profits Units” pursuant to the APW OpCo LLC Agreement (the “Series A Rollover Profits Units”) and the units designated as “Series B Rollover Profits Units” pursuant to the APW OpCo LLC Agreement (the “Series B Rollover Profits Units”) (collectively, the “Consideration Units”). The Company determined that the components of the Consideration Units were not freestanding instruments and the economic characteristics of the embedded features of the Consideration Units were considered clearly and closely related to the equity-like host of the Consideration Units, as the value of the embedded features fluctuate with the price of the underlying equity in the Consideration Units. Accordingly, the Consideration Units represented and were then accounted for as a single, hybrid financial instrument, classified as permanent equity and presented as noncontrolling interests in the condensed consolidated balance sheet of the Company. The estimated fair value of the Consideration Units was calculated using a Monte Carlo simulation model, which used the following weighted-average assumptions: 21.1% expected volatility, a risk-free interest rate of 1.5%, estimated term of 9.2 years and a fair value of the Ordinary Shares of $10.00 per share.

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

The Company allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. The fair value of the real property interests, which consisted of right-of-use assets under finance leases and telecom real property interests, was estimated under an income approach based upon management’s projections of monthly cash flows for the beneficial rights to the respective real property interests. With consideration given to the specified term of each real property interest arrangement, which ranged from 23 to 99 years as of the Closing Date, the monthly cash flow streams were discounted to present value using an appropriate pre-tax discount rate for the geographic region of each arrangement, with the discount rate for each region determined based on a base pre-tax discount rate for the United States with a premium to account for additional risk associated with the respective region. Discount rates used in the determination of the fair value of real property interests ranged from 8.2% to 18.5%.

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

The following unaudited pro forma combined financial information presents the Company’s results as though the Transaction had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP (unaudited):

Three Months Ended March 31,
2020
Revenue	$15,591
Net loss	$(7,196)

4.	Real Property Interests

Real property interests, net consisted of the following:

	March 31, 2021	December 31, 2020
Right-of-use assets – finance leases (1)	$264,615	$244,885
Telecom real property interests (2)	959,208	886,679
	1,223,823	1,131,564
Less accumulated amortization:
Right-of-use assets - finance leases	(9,305)	(7,023)
Telecom real property interests	(45,888)	(35,150)
Real property interests, net	$1,168,630	$1,089,391

(1)	Effective with the adoption of ASC 842, telecom real property interests qualifying as leases are recorded as finance leases.
(2)	Includes telecom real property interests acquired prior to the adoption of ASC 842 and fee simple interest arrangements.

The Company’s real property interests primarily consist of leasehold interests, acquired either through an up‑front payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets. The agreements that provide for the leasehold interests typically are easement agreements, which have stated terms up to 99 years and provide the Company with certain beneficial rights, but not obligations, with respect to the underlying tenant leases. The beneficial rights acquired include, principally, the right to receive the rental income related to the lease with the in‑place tenant, and in certain circumstances, additional rents. In most cases, the stated term of the leasehold interest is longer than the remaining term of the lease with the in‑place tenant, which provides the Company with the right and opportunity for renewals and extensions. Although the Company has the rights under the acquired leasehold interests over the duration of the entire term, typically, the underlying tenant can terminate their lease acquired by the Company within a short time frame (30‑ to 180‑day notice) without penalty. Under certain circumstances, the Company acquires the fee simple interest ownership, rather than acquiring a leasehold interest. In the instance in which a fee simple interest in the land is acquired, the Company is also assigned the existing lease with the in-place tenant.

The Company often closes and funds its real property interest prepayment transactions through a third‑party intermediary. These intermediaries are generally the Company’s retained legal counsel in each jurisdiction. Funds for these transactions are typically deposited with the intermediary who releases the funds once all closing conditions are satisfied. Amounts held by others as deposits at March 31, 2021 and December 31, 2020 totaled $629 and $1,346, respectively, and were recorded as other long‑term assets in the Company’s condensed consolidated balance sheets.

Right-Of-Use Assets – Finance Leases and Related Liabilities

Commencing with the adoption of ASC 842 on January 1, 2019, the Company determines if a real property interest arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the wireless or other digital infrastructure site for a period of time in exchange for consideration. In cases in which the Company acquires a leasehold interest, the Company is both a lessor and a lessee. The weighted-average remaining lease term for finance leases was 38.3 years and 38.2 years as of March 31, 2021 and December 31, 2020, respectively. The Company recorded finance lease expense and interest expense associated with the lease liability in the condensed consolidated statements of operations as follows:

	Successor		Predecessor
	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020	Period from January 1, 2020 to February 9, 2020
Finance lease expense	$2,391	$775	$425
Interest expense – lease liability	$185	$126	$95

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate was 3.9% and 2.8% as of March 31, 2021 and December 31, 2020, respectively.

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Successor		Predecessor
	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020	Period from January 1 to February 9, 2020
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$62	$8	$37
Financing cash flows from finance leases	$2,632	$347	$845
Finance lease liabilities arising from obtaining right-of-use assets	$3,659	$3,624	$1,346

Telecom Real Property Interests and Related Liabilities

For real property interests that are not accounted for under ASC 842, the Company applies the acquisition method of accounting, recording an intangible asset in telecom real property interests, net in the condensed consolidated balance sheet. The recorded amount of the real property interest represents the allocation of purchase price to the contractual cash flows acquired from the in-place tenant, as well as the right and opportunity for renewals.

Under certain circumstances, the contractual payments for the acquired telecom real property interests are made to property owners on a noninterest-bearing basis over a specified period of time, generally ranging from two to seven years. The Company is contractually obligated to fulfill such payments. Included in telecom real property interest liabilities in the condensed consolidated balance sheets, the liabilities associated with telecom real property interests were initially measured at the present value of the unpaid payments.

For telecom real property interests, amortization expense was $11,199 and $6,120 for the three months ended March 31, 2021 and the period from February 10 to March 31, 2020 (Successor), respectively, and $2,031 for the period from January 1 to February 9, 2020 (Predecessor). As of March 31, 2021, amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2021	$35,553
2022	46,921
2023	46,850
2024	46,850
2025	46,831
Thereafter	690,315
$913,320

Maturities of finance lease liabilities and telecom real property interest liabilities as of March 31, 2021 were as follows:

	Finance Lease	Telecom Real Property Interest
Remainder of 2021	$7,955	$4,231
2022	8,342	2,973
2023	7,892	8,752
2024	4,647	665
2025	2,884	233
Thereafter	4,004	348
Total lease payments	35,724	17,202
Less amounts representing future interest	(2,308)	(668)
Total liability	33,416	16,534
Less current portion	(10,420)	(5,011)
Non-current liability	$22,996	$11,523

As of March 31, 2021 and December 31, 2020, the weighted average remaining contractual payment term for finance leases was 3.5 years.

5.	Tenant Lease Rental Payments

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements. Generally, the Company’s leases with the in‑place tenants provide for annual escalations and multiple renewal periods at the in‑place tenant’s option. As of March 31, 2021, the future minimum amounts due from tenants under leases, including cancellable leases in which the tenant is economically compelled to extend the lease term, were as follows:

Remainder of 2021	$61,550
2022	73,565
2023	59,812
2024	46,663
2025	22,035

6.	Goodwill and Intangible Assets

Goodwill and intangible assets at March 31, 2021 were based on the purchase price allocation pursuant to the Transaction, which was based on a valuation performed to determine the fair value of the acquired assets as of the acquisition date. Goodwill recorded in APW Acquisition was $80,509 and no changes in the carrying amount of goodwill were recognized in the three months ended March 31, 2021.

Intangible assets subject to amortization consisted of the following:

	March 31, 2021	December 31, 2020
In-place lease intangible asset
Gross carrying amount	$7,779	$7,092
Less accumulated amortization:	(1,486)	(1,212)
Intangible assets, net	$6,293	$5,880

Amortization expense was $309 and $158 for the three months ended March 31, 2021 and the period from February 10 to March 31, 2020 (Successor), respectively, and $77 for the period from January 1 to February 9, 2020 (Predecessor).

As of March 31, 2021, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2021	$868
2022	895
2023	749
2024	628
2025	527
Thereafter	2,626
$6,293

7.	Operating Leases

The Company is a lessee under noncancelable lease agreements, primarily for office space, over periods ranging from one to ten years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties and equipment. Amounts included in other long-term assets in the condensed consolidated balance sheets representing operating lease right-of-use assets as of March 31, 2021 and December 31, 2020 totaled $3,971 and $4,183, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $298 for the three months ended March 31, 2021, $141 for the period from February 10 to March 31, 2020 (Successor), and $136 for the period from January 1 to February 9, 2020 (Predecessor).

Included in selling, general and administrative expenses in the condensed consolidated statements of operations were operating lease expenses associated with right-of-use assets under operating leases of $360 and $292 for the three months ended March 31, 2021 and the period from February 10 to March 31, 2020 (Successor), respectively, and $107 for the period from January 1 to February 9, 2020 (Predecessor).

The current and noncurrent portions of operating lease liabilities are included in accounts and accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets. Maturities of operating lease liabilities as of March 31, 2021 were as follows:

Operating Leases
Remainder of 2021	$1,152
2022	1,057
2023	803
2024	782
2025	568
Thereafter	115
Total lease payments	4,477
Less amounts representing future interest	(451)
Total liability	4,026
Less current portion	(1,247)
Non-current liability	$2,779

The weighted-average remaining lease term for operating leases was 3.8 years and 4.0 years and the weighted-average incremental borrowing rate was 5.4% as of March 31, 2021 and December 31, 2020, respectively.

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Interest payable	$5,698	$4,887
Accrued liabilities	8,177	4,799
Taxes payable	8,810	7,799
Payroll and related withholdings	5,256	7,043
Accounts payable	1,778	718
Professional fees accrued	2,662	3,234
Current portion of operating lease liabilities	1,247	1,354
Other	1,026	1,020
Total accounts payable and accrued expenses	$34,654	$30,854

9.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	March 31, 2021	December 31, 2020
DWIP Agreement	$102,600	$102,600
Facility Agreement	539,166	547,677
Subscription Agreement	172,254	85,112
Other debt	2,834	2,960
Less: unamortized debt discount and financing fees	(11,522)	(9,876)
Debt, carrying amount	$805,332	$728,473

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

As of March 31, 2021 and December 31, 2020, $100,000 has been advanced to DWIP under the DWIP Agreement and DWIP’s escrow account balance and the related liability associated with this balance was $2,600 as of March 31, 2021 and December 31, 2020. The escrow and collection account balances are included in the carrying amount of restricted cash in the condensed consolidated balance sheets.

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

DWIP II Loan Agreement

In 2015, AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, entered into a loan agreement, which was later amended and restated (the “A&R Mezzanine Loan Agreement”). In April 2020, APW OpCo acquired all of the rights to the loans and obligations under the A&R Mezzanine Loan Agreement from the lenders thereunder for $47,775, thereby settling this obligation.

On April 15, 2021, APW OpCo and DWIP II amended and restated the A&R Mezzanine Loan Agreement (the “New DWIP II Loan Agreement”) to increase the borrowings thereunder to $75,000 and to modify the interest rate and the maturity date. Contemporaneously with entering into the New DWIP II Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the New DWIP II Loan Agreement to unrelated third-party lenders for an aggregate consideration of $75,000.

Subscription Agreement (up to £250,000)

On November 6, 2019, AP WIP Investments Borrower, LLC, a subsidiary of AP WIP Investments (“AP WIP Investments Borrower”) and a Delaware limited liability company, which was created on September 25, 2019, entered into a subscription agreement (the “Subscription Agreement”) to borrow funds for working capital and other corporate purposes. Under the terms of the Subscription Agreement, AP WIP Investments Borrower is the sole borrower and AP WIP Investments is the guarantor of the loan and the loan is secured by AP Wireless’ direct equity interests in AP WIP Investments. The loan is senior in right of payment to all other debt of AP WIP Investments Borrower. There is no cross default or cross acceleration to senior secured debt other than if there is an acceleration under the senior debt in relation to certain events as per documentation such as the breach by the guarantor in certain cases. The Subscription Agreement provides for funding up to £250,000 in the form of nine-year term loans consisting of three tranches available in Euros, Pound Sterling and U.S. dollars. On November 8, 2019, $75,480 of the amount available under the Subscription Agreement was funded. This amount was comprised of €68,000 (the “Euro Class A Tranche”). At closing of the Subscription Agreement, $3,000 was funded to and is required to be held in a debt service reserve account.

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

AP WIP Investments Borrower is subject to certain financial condition and testing covenants (such as interest coverage and leverage limits) as well as restrictive and operating covenants relating to, among others, future indebtedness and liens and other material activities of AP WIP Investments Borrower and its affiliates. AP WIP Investments Borrower was in compliance with all covenants associated with the Subscription Agreement for the period that borrowings were outstanding during the three months ended March 31, 2021.

In February 2021, a new tranche of debt was issued under the Subscription Agreement. The Company added approximately $94 million of USD equivalents (€77 million) of new interest-only secured notes under the existing debt facility. The notes mature on November 8, 2028, with a blended current cash interest rate of 3.9% plus 1.75% payment-in-kind interest. The cash pay interest rates consist of both fixed and floating rates. In connection with this borrowing, $4,500 was funded to and is required to be held in a debt service reserve account.

Debt Discount and Financing Costs

In connection with the borrowing made under the Subscription Agreement in February 2021, deferred financing fees were incurred, totaling $1,780. Amortization of debt discount and deferred financing costs, included in interest expense, net on the condensed consolidated statements of operations, was $135 and $10 for the three months ended March 31, 2021 and the period from February 10 to March 31, 2020 (Successor), respectively, and $281 for the period from January 1 to February 9, 2020 (Predecessor).

10.	Income Taxes

Income tax expense (benefit) was ($722) and $987 for the three months ended March 31, 2021 and the period from February 10 to March 31, 2020 (Successor), respectively, and $767 for the period from January 1 to February 9, 2020 (Predecessor). For the three months ended March 31, 2021 and the period February 10 through March 31, 2020 (Successor), the effective tax rate was 8.1% and (1.3)%, respectively, compared to 11.0% for the period January 1 through February 9, 2020 (Predecessor). The Company’s recorded income tax expense (benefit) in relation to its pre-tax income or loss was lower than an amount that would result from applying the applicable statutory tax rates to such income or loss in each period, primarily due to limitations on the recognition of tax benefits as a result of full valuation allowances maintained in several taxing jurisdictions.

As of December 31, 2020, the Company had federal net operating loss carryforwards of $43,365, which can be carried forward indefinitely, and foreign tax loss carryforwards of $58,170, of which $31,754 can be carried forward indefinitely, $333 will expire in 2021 and the remainder is scheduled to expire between 2022 and 2040.

11.	Stockholders’ Equity

Founder Preferred Stock

The “Founder Preferred Stock” consists of Series A Founder Preferred Stock and Series B Founder Preferred Stock.

Series A Founder Preferred Stock

In connection with Landscape raising approximately $500.0 million before expenses through its initial placement of Ordinary Shares and Warrants in November 2017, the Company issued a total of 1,600,000 shares of Series A Founder Preferred Stock, no par value, to certain founders of Landscape, which were converted into 1,600,000 shares of Series A Founder Preferred Stock, par value $0.0001 per share (“Series A Founder Preferred Stock”) in connection with the Domestication. Each holder of Series A Founder Preferred Stock is entitled to a number of votes equal to the number of Class A Shares into which each share of Series A Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote. There is no restriction on the repurchase or redemption by the Company of the Series A Founder Preferred Stock. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of the Series A Founder Preferred Stock shall have the right to a pro rata share (together with holders of Class A Common Stock) in the distribution of the surplus assets of the Company.

In addition to providing long-term capital, the Series A Founder Preferred Stock were issued to have the effect of incentivizing the holders to achieve the Company’s objectives. As described below, they are structured to provide a return based on the future appreciation of the market value of the Class A Shares.

Upon the closing of the Transaction and if the average price per Class A Share for any ten consecutive trading days is at least $11.50, a holder of Series A Founder Preferred Stock will be entitled to receive, when, as and if declared by the Company’s Board of Directors (the “Board”), and payable in preference and priority to the declaration or payment of any dividends on the Class A Shares or any other junior stock, a cumulative annual dividend. Such dividend will be payable in Class A Shares or cash, in the sole discretion of the Board. In the first year in which such dividend becomes payable, such dividend will be equal in value to (i) 20% of the increase in the market value of one Class A Share, being the difference between $10.00 per share and the average price per share, multiplied by (ii) such number of outstanding Class A Shares immediately following the Transaction (“Preferred Share Dividend Equivalent”). Thereafter, the dividend will become payable only if the average price during any subsequent year is greater than the highest average price in any preceding year in which a dividend was paid in respect of the Series A Founder Preferred Stock. Such dividend will be equal in value to 20% of the increase in the average price over the highest average price in any preceding year multiplied by the Preferred Share Dividend Equivalent. In addition, the Series A Founder Preferred Stock will also participate in any dividends on the Class A Shares on an as-converted to Class A Shares basis. In addition, commencing on and after the closing of the Transaction, where the Company pays a dividend on its Class A Shares, the Series A Founder Preferred Stock will also receive an amount equal to 20% of the dividend which would be distributable on such number of Class A Shares equal to the Preferred Share Dividend Equivalent. All such dividends on the Series A Founder Preferred Stock will be paid contemporaneously with the dividends on the Class A Shares.

On the last day of the seventh full financial year of the Company after the closing of the Transaction, the Series A Founder Preferred Stock will automatically convert into Class A Shares on a one-for-one basis. Prior to the automatic conversion, a holder of Series A Founder Preferred Stock may require some or all of such holder’s Series A Founder Preferred Stock to be converted into an equal number of Class A Shares, as adjusted. Also, in connection with the Transaction, the holders of Series A Founder Preferred Stock entered into a shareholder agreement (as defined below), pursuant to which they agreed, among other things, not to make or solicit any transfer of their Series A Founder Preferred Stock prior to December 31, 2027, subject to certain exceptions.

In accordance with ASC 718, the annual dividend amount, based on the market price of the Ordinary Shares, resulted in the dividend feature to be deemed compensatory to the Landscape founders receiving the shares and classified as a market condition award settled in shares. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the Founder Preferred Stock was then recognized upon the consummation of the Transaction. The fair value of the Series A Founder Preferred Stock, $85.5 million, was measured as of its issuance date using a Monte Carlo method which took into consideration different stock price paths. Of the $85.5 million fair value of the Series A Founder Preferred Stock, approximately $69.5 million was attributed to the fair value of the annual dividend amount, which represented the excess of the fair value of the Series A Founder Preferred Stock over the price paid by the founders for these shares and was recorded as share-based compensation expense in the accompanying condensed consolidated statement of operations in the Successor period.

The following assumptions were used when calculating the issuance date fair value:

Number of securities issued	1,600,000
Ordinary Share price upon initial public offering	$10.00
Founder Preferred Share price	$10.00
Probability of winding-up	16.7%
Probability of an acquisition	83.3%
Time to an acquisition	1.5 years
Volatility (post-acquisition)	38.68%
Risk free interest rate	2.26%

Stock Dividend on Series A Founder Preferred Stock

On February 1, 2021, the Board declared a stock dividend payment of 2,474,421 Class A Shares that was paid on February 4, 2021 to the sole holder of record of all the issued and outstanding shares of Series A Founder Preferred Stock as of the close of business on February 1, 2021. Pursuant to the terms of the Series A Founder Preferred Stock, the holders became entitled to receive an annual dividend upon the Board’s declaration of such dividend and after the volume weighted average price of the Class A Common Stock was at or above $11.50 for ten consecutive trading days in 2020. The annual dividend amount, which totaled $31,391, was computed based on 20% of the increase in the market value of one Class A Share, being the difference between the average of the volume weighted average Class A Share prices of the last ten trading days of 2020 of approximately $12.69 and $10.00 per share, multiplied by the number of Class A Shares outstanding immediately following the Transaction.

Series B Founder Preferred Stock

In connection with the Transaction, the Company issued a total of 1,386,033 Series B Founder Preferred Stock, par value $0.0001 per share (“Series B Founder Preferred Stock”), to certain executive officers and were issued in tandem with LTIP Units (as defined in Note 12). Each holder of Series B Founder Preferred Stock is entitled to a number of votes equal to the number of Class A Shares and shares (“Class B Shares”) of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), respectively, into which each share of Series B Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

The Series B Founder Preferred Stock does not confer upon the holder thereof any right to dividends or distributions at any time, including upon the Company’s liquidation.

On the last day of the seventh full financial year of the Company after the Closing Date, i.e., December 31, 2027 (or if any such date is not a trading day, the first trading day immediately following such date), the Series B Founder Preferred Stock will automatically convert into Class B Shares on a one-for-one basis, as adjusted. A holder of Series B Founder Preferred Stock may require some or all of his Series B Founder Preferred Stock to be converted into an equal number of Class B Shares, as adjusted.

Founder Preferred Stock – Voting

For so long as TOMS Acquisition II LLC and Imperial Landscape Sponsor LLC and William Berkman, their affiliates and their permitted transferees under a shareholder agreement entered into in connection with the Transaction (the “Shareholder Agreement”) in aggregate hold 20% or more of the issued and outstanding Series A Founder Preferred Stock and Series B Founder Preferred Stock, the holders of a majority in voting power of the outstanding Founder Preferred Stock, voting or consenting together as a single class, will be entitled, at any meeting of the holders of the outstanding Founder Preferred Stock held for the election of directors or by consent in lieu of a meeting of the holders of the outstanding Founder Preferred Stock, to:

•	elect five members of the Board of Directors (the “Founder Directors”);
•	remove from office, with or without cause, any Founder Director; and
•	fill any vacancy caused by the death, resignation, disqualification, removal or other cause of any Founder Director.

Pursuant to the Shareholder Agreement, two of the Founder Directors will be appointed by holders of the Series A Founder Preferred Stock and two of the Founder Directors will be appointed by holders of the Series B Founder Preferred Stock.

Class A Common Stock

Each holder of Class A Common Stock is entitled to one vote per share on all matters before the holders of Class A Shares. Holders of Class A Shares are entitled to ratably receive dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board from time to time out of assets or funds of the Company legally available. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of Class A Shares will be entitled to receive the assets and funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of preferred stock.

Class B Common Stock

The Class B Shares were issued to (i) the Continuing OpCo Members on the Closing Date pursuant to the Transaction and (ii) certain officers of the Company pursuant to the Company’s Long-Term Incentive Plan. Each holder is entitled to one vote per share together as a single class with Class A Common Stock. Class B Shares will be deemed to be non-economic interests. The holders of Class B Common Stock will not be entitled to receive any dividends (including cash, stock or property) in respect of their Class B Shares. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of Class B Common Stock will not be entitled to receive any assets or funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of Founder Preferred Stock (or other series or class of Preferred Stock of the Company that may be outstanding at such time). Class B Shares are not convertible or exchangeable for any other class of series of shares of the Company.

Concurrently with the Company’s declaration and payment of the stock dividend to the sole holder of record of all the issued and outstanding shares of Series A Founder Preferred Stock in February 2021, a rollover distribution of 197,739 Class B Common Units (described below), which are held in tandem with Class B Shares, was made to the holders of the Series A Rollover Profits Units (described below). Accordingly, the stock dividend resulted in the issuance of 197,739 shares of Class B Common Stock to these holders concurrently with the stock dividend on Series A Founder Preferred Stock.

Warrants

In connection with Landscape’s initial placement of Ordinary Shares, the Company issued 50,025,000 Warrants to the purchasers of both Ordinary Shares and Founder Preferred Stock (including the 25,000 Warrants that were issued to non-founder directors of Landscape for their fees). Each Warrant has a term of 3 years following the Transaction and now entitles a holder of a Warrant to purchase one-third of a Class A Share upon exercise. Warrants are exercisable in multiples of three for one Class A share at a price of $11.50 per whole Class A Share. The Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price of a Class A Share exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Warrant). The Company considers the mandatory redemption provision of the Warrant to be a cancellation of the instrument given the nominal value to be paid out upon redemption. As of March 31, 2021, the total number of Warrants outstanding was 50,024,700 in respect of 16,674,900 Class A Shares.

Noncontrolling Interest

Noncontrolling interests consist of limited liability company units of APW OpCo not owned by Radius and includes the following units issued by APW OpCo and further described below: Class B Common Units, Series A Rollover Profits Units and Series B Rollover Profits Units. As of March 31, 2021, the portion of APW OpCo not owned by Radius was approximately 8.2%, representing the noncontrolling interest.

Class B Common Units

The Class B Common Units are held in tandem with Class B Shares. A member of APW OpCo may redeem the Class B Common Units for cash or Class A Shares, at the option of the Company, subject to certain terms and conditions, including the surrender (for no consideration) by the redeeming holder of the Class B Shares held in tandem with the Class B Common Units being redeemed.

Series A Rollover Profits Units

The Series A Rollover Profits Units serve to provide anti-dilution protection to Class B Common Units from dividends issued to holders of Series A Founder Preferred Stock. Concurrently with any dividend to holders of Series A Founder Preferred Stock, APW OpCo is required to distribute to holders of Series A Rollover Profits Units corresponding distributions, which shall be made in either cash or Class B Common Units to the same extent as the distribution was made to the holders of the Series A Founder Preferred Stock. The Series A Rollover Profits Units are forfeited, subject to certain exceptions and limitations, upon the earlier of (i) the date of the conversion of all of the Series A Founder Preferred Stock into Class A Shares, and (ii) the date on which there are no Series A Founder Preferred Stock outstanding. The Company’s payment of the stock dividend on the Series A Founder Preferred Stock in February 2021 resulted in a rollover distribution of 197,739 Class B Common Units to the holders of the Series A Rollover Profits Units.

Series B Rollover Profits Units

Series B Rollover Profits Units become equitized when such holders’ capital accounts maintained for federal income tax purposes exceed a predetermined threshold. Once equitized, a Series B Rollover Profits Unit is treated for all purposes as one Class B Common Unit.

12.	Share-Based Compensation

The Company’s 2020 Equity Incentive Plan (the “Equity Plan”) is administered by the Compensation Committee of the Board (the “Compensation Committee”). Awards granted under the Equity Plan as noted herein are subject to ASC 718. Under the Equity Plan, the Compensation Committee is authorized to grant stock options, stock appreciation rights, restricted stock, stock units, other equity-based awards and cash incentive awards. Awards may be subject to a combination of time and performance-based vesting conditions, as may be determined by the Compensation Committee. Except for certain limited situations, all awards granted under the Equity Plan are subject to a minimum vesting period of one year.

Subject to adjustment, the maximum number of shares of Company stock (either Class A Common Stock, Class B Common Stock, or Series B Founder Preferred Stock) that may be issued or paid under or with respect to all awards granted under the Equity Plan is 13,500,000, in the aggregate. Generally, awards will deliver Class A Shares, Class B Shares or Series B Founder Preferred Stock. Each Class B Share available under the Equity Plan may only be granted in tandem with units designated as “Series A LTIP Units” pursuant to the APW OpCo LLC Agreement or upon conversion of the Series B Founder Preferred Stock, and each share of Series B Founder Preferred Stock available under the Equity Plan may only be granted in tandem with units designated as “Series B LTIP Units” pursuant to the APW OpCo LLC Agreement. As of March 31, 2021, there were approximately 3,199,546 share-based awards collectively available for grant under the Equity Plan.

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

Long-Term Incentive Plan

On February 10, 2020, the Company granted each executive officer of the Company an initial award (each, an “Initial Award”) of Series A LTIP Units and Series B LTIP Units (the “LTIP Units”) and, in tandem with LTIP Units an equal number of Class B Shares and/or shares of Series B Founder Preferred Stock (collectively, the “Tandem Shares”), subject to the terms and conditions of the Equity Plan.

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

A summary of the changes in the LTIP Units for the three months ended March 31, 2021 is presented below:

	Series A LTIP Units	Series B LTIP Units
Outstanding at December 31, 2020	5,400,000	1,386,033
Granted	—	—
Exercised	—	—
Outstanding at March 31, 2021	5,400,000	1,386,033
Exercisable at March 31, 2021	855,504	372,358

The fair value of each LTIP Unit was measured as of its grant date using a Monte Carlo method which took into consideration different stock price paths. The weighted-average grant date fair values for each LTIP unit and the assumptions used in the determinations thereof were as follows:

	Series A LTIP Units	Series B LTIP Units
Weighted-average grant date fair value	$8.32	$6.17
Expected term	7.9 years	9.9 years
Expected volatility	18.4%	19.7%
Risk-free interest rate	1.5%	1.6%

For the three months ended March 31, 2021 and for the period from February 10 to March 31, 2020 (Successor), the Company recognized share-based compensation expense of $3,313 and $1,464, respectively, for LTIP Units. As of March 31, 2021, there was $38,773 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 3.4 years.

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

A summary of the changes in the Company’s nonvested restricted stock awards for the three months ended March 31, 2021 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2020	261,429	$8.92
Granted	48,492	$13.92
Vested	(214,629)	$(9.16)
Forfeited	—	—
Nonvested at March 31, 2021	95,292	$10.93

For the three months ended March 31, 2021 and for the period from February 10 to March 31, 2020 (Successor), the Company recognized share-based compensation expense of $496 and $49, respectively, for restricted stock awards. As of March 31, 2021, there was $935 of total unrecognized compensation cost related to restricted stock awards granted as of March 31, 2021. The total cost is expected to be recognized over a weighted-average period of 2.0 years.

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

During the three months ended March 31, 2021, 546,500 stock options were granted to employees of the Company at a weighted-average exercise price of $13.36 per share. Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. The weighted-average fair value of the stock options granted was $3.39 on the grant date using the Black-Scholes option pricing model, which used the following weighted-average assumptions: expected term – 6.5 years; expected volatility – 23.0%; and risk-free interest rate – 0.9%.

For the three months ended March 31, 2021, the Company recognized share-based compensation expense of $294 for stock options granted to employees. As of March 31, 2021, there was $5,311 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 4.2 years.

The following table summarizes the changes in the number of common shares underlying options for the three months ended March 31, 2021:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2020	2,813,000	$7.84
Granted	546,500	$13.36
Exercised	(2,600)	$7.67
Forfeited	(30,000)	$7.67
Outstanding at March 31, 2021	3,326,900	$8.75
Exercisable at March 31, 2021	601,600	$8.45

13.	Basic and Diluted Income (Loss) per Common Share

Net income (loss) is allocated between the common shares and other participating securities based on their participation rights. The Series A Founder Preferred Stock represent participating securities. Net loss attributable to common shares is not adjusted for the Series A Founder Preferred Stock’s right to earnings, because these shares are not contractually obligated to share in losses of the Company. Additionally, the Company excluded the outstanding Warrants, stock options, restricted shares, and Series A Founder Preferred Stock because the securities’ effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share using the two-class method:

	Successor
	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020
Numerator:
Net loss attributable to stockholders	$(7,579)	$(78,310)
Stock dividend payment to holders of Series A Founder Preferred Stock	(31,391)	—
Net loss attributable to common stockholders	$(38,970)	$(78,310)
Denominator:
Weighted average common shares outstanding - basic and diluted	59,479,707	58,425,000

Basic and diluted loss per common share	$(0.66)	$(1.34)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Successor
	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020
Shares of Series A Founder Preferred Stock	1,600,000	1,600,000
Warrants	16,674,700	16,675,000
Stock options	3,326,900	125,000
Restricted stock	95,292	345,875
LTIP Units	6,786,033	6,786,033

14.	Commitments and Contingencies

The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of management, after consultation with counsel, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse impact on the Company’s condensed consolidated financial position, results of operations or liquidity.

15.	COVID-19 Pandemic

The outbreak of COVID-19 has spread to many countries throughout the world, including each of the jurisdictions in which the Company operates, has had a negative impact on economic conditions globally and there are concerns for a prolonged deterioration of global financial conditions. Beginning in March 2020, the Company took measures to mitigate the broader public health risks associated with COVID-19 to its business and employees, including through office closures and self-isolation of employees where possible in line with the recommendations of relevant health authorities; however, the full extent of the COVID-19 outbreak and the adverse impact this may have on the Company's workforce and operations is unknown. In addition, as a result of the COVID-19 outbreak, there have been and may continue to be short-term impacts on the Company’s ability to acquire new rental streams. For example, leasing transactions in certain civil law jurisdictions such as Brazil, Chile and Colombia, often require the notarization of legal documents in person as part of the closing procedure. Government-imposed restrictions on the opening of offices and/or self-isolation measures, particularly in Latin American countries, have had, and may continue to have an adverse impact on the availability of notaries or other legal service providers. Accordingly, there can be no assurances that there will not be a material adverse effect on the Company’s results of operations and financial condition.

16.	Subsequent Event

On May 11, 2021, the Company entered into an agreement to issue and sell an aggregate of 14,336,918 Class A Shares to certain institutional investors at a purchase price of $13.95 per Class A Share, for aggregate gross proceeds of $200.0 million. Total net offering proceeds to the Company are expected to be approximately $190.0 million after deducting placement agent fees and offering expenses. The purchasers of the shares of Class A Common Stock will be entitled to registration rights, including the Company’s obligation to file a registration statement with the SEC with respect to such shares no later than June 11, 2021.  The Company expects the transaction to close on or about May 14, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended March 31, 2021. This discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Annual Report”).

Overview

We are a holding company with no material assets other than our limited liability company interests in APW OpCo LLC (“APW OpCo”), the indirect parent of AP WIP Investments and its consolidated subsidiaries (the “APW Group”). We were incorporated as Landscape Acquisition Holdings Limited (“Landscape”) under the laws of the British Virgin Islands on November 1, 2017 and were formed to undertake an acquisition of a target company or business. On November 20, 2017, Landscape raised approximately $500 million before expenses and its ordinary shares (“Ordinary Shares”) and warrants (“Warrants”) were listed on the London Stock Exchange (“LSE”).

On February 10, 2020 (the “Closing Date”), Landscape completed the acquisition of AP WIP Investments Holdings, LP (“AP Wireless”), the direct parent of AP WIP Investments, LLC (“AP WIP Investments”), from Associated Partners, L.P. (“Associated Partners”), pursuant to a merger agreement entered into on November 19, 2019. Effective as of the Closing Date, we changed our name to Digital Landscape Group, Inc. The acquisition, together with the other transactions contemplated by the merger agreement, are referred to as the “APW Acquisition.” Except as the context otherwise requires, for all dates and periods ending on or before the Closing Date, the historical financial results discussed below with respect to such periods reflect the results of the APW Group, which is considered to be our predecessor for financial reporting purposes (“Predecessor”). We did not own the APW Group during any such periods, and such historical financial results may not be indicative of the results we would expect to recognize for periods after the Closing Date, or that we would have recognized had we owned the APW Group during such periods.

Upon completion of the APW Acquisition on the Closing Date, we acquired a 91.8% interest in APW OpCo, the parent of AP Wireless and the indirect parent of the APW Group, through a merger of one of Landscape’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the APW Acquisition, we owned 91.8% of APW OpCo, with certain former partners of Associated Partners who were members of APW OpCo immediately prior to the Closing Date and who elected to roll over their investment in APW OpCo in connection with the APW Acquisition (the “Continuing OpCo Members”) owning the remaining 8.2% interest in APW OpCo. As a result, the AP Wireless business is 100% owned by Radius and the Continuing OpCo Members. Certain securities of APW OpCo issued and outstanding upon completion of the APW Acquisition are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for shares (“Class A Shares”) of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”). If all APW OpCo securities have vested and no securities have been exchanged for Class A Common Stock, we will own approximately 82.8% of APW OpCo as of March 31, 2021.

On October 2, 2020, we effected a discontinuance under Section 184 of the BVI Business Companies Act, 2004, as amended, and a domestication under Section 388 of the General Corporation Law of the State of Delaware, pursuant to which our jurisdiction of incorporation was changed from the British Virgin Islands to the State of Delaware (the “Domestication”). Effective upon the Domestication, we were renamed “Radius Global Infrastructure, Inc.”

On October 2, 2020, in connection with the Domestication, we delisted the Ordinary Shares and Warrants from trading on the LSE and on October 5, 2020, our Class A Common Stock began trading on the Nasdaq Global Market under the symbol “RADI”.

Except as the context otherwise requires, references in the following discussion to the “Company”, “Radius”, “we”, “our” or “us” with respect to periods prior to the Closing Date are to our Predecessor and its operations prior to the Closing Date; such references with respect to periods after the Closing Date are to our successor, Radius and its subsidiaries (including the APW Group) (“Successor”), and their operations after the Closing Date. AP Wireless and its subsidiaries (including AP WIP Investments) continue to exist as separate subsidiaries of Radius and those entities are separately financed, with each having debt obligations that are not obligations of Radius. For a discussion of our material debt obligations, see “—Contractual Obligations and Material Cash Requirements” below.

The APW Group

The APW Group is one of the largest international aggregators of rental streams underlying wireless sites through the acquisition of wireless telecom real property interests and contractual rights. The APW Group purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing ground lease or rooftop lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae (each such lease, a “Tenant Lease”) (and any subsequent lease or extension or amendment thereof). Typically, the APW Group acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower or antennae, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the APW Group the right to receive the rents from the Tenant Lease. In addition, the APW Group purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right. As of March 31, 2021 and December 31, 2020, we had interests in 7,435 and 7,189 leases that generate rents for us, respectively. These leases related to properties that were situated on 5,627 and 5,427 different communications sites, respectively, throughout the United States and 18 other countries. Revenue was $22.2 million for the three months ended March 31, 2021 and $62.9 million and $6.8 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively As of March 31, 2021 and December 31, 2020, annualized in-place rents were approximately $90.6 million and $84.1 million, respectively. For a definition of annualized in-place rents and a comparison to revenue, the most directly comparable financial measure recorded in accordance with generally accepted accounting principles in the U.S. (“GAAP”), see “—Non-GAAP Financial Measures” below.

The APW Group’s primary objectives are to continuously acquire, aggregate and hold underlying real property interests and revenue streams critical for wireless and other digital communications. The APW Group purchases the right to receive future rental payments generated pursuant to an existing Tenant Lease between a property owner and an owner of a wireless tower or antennae either through an up-front payment or on an installment basis from landowners who have leased their property to companies that own telecommunications infrastructure assets. The real property interests (other than fee simple interests which are perpetual) typically have stated terms of 30 to 99 years, although some are shorter, and provide the APW Group with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. In most cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides the APW Group with the right and opportunity for renewals and extensions. In addition to real property rights, the APW Group acquires contractual rights by way of an assignment of rents. The rent assignment is a contractual obligation pursuant to which the property owner assigns its right to receive all communications rents relating to the property, including rents arising under the Tenant Lease, to the APW Group. A rent assignment relates only to an existing Tenant Lease and therefore would not provide the APW Group the ability automatically to benefit from lease renewals beyond those provided for in the existing Tenant Lease. However, in these cases, the APW Group either limits the purchase price of the asset to the term of the current Tenant Lease or obtains the ability to negotiate future leases and a contractual obligation from the property owner to assign rental streams from future Tenant Lease renewals.

The APW Group’s primary long-term objective is to continue to grow its business organically, through annual rent escalators, the addition of new tenants and/or lease modifications, and acquisitively, as it has done in recent years, and fully take advantage of the established asset management platform it has created.

Stock Dividend on Series A Founder Preferred Stock

On February 1, 2021, our Board of Directors (the “Board”) declared a stock dividend payment of 2,474,421 Class A Shares that was paid on February 4, 2021 to the sole holder of record of all the issued and outstanding shares of Series A Founder Preferred Stock (as defined in Note 11 to the condensed consolidated financial statements) as of the close of business on February 1, 2021. The stock dividend was declared pursuant to the terms of the Series A Founder Preferred Stock, under which the holders became entitled to receive a cumulative annual dividend when, as and if declared by the Board after the volume weighted average price of the Class A Common Stock was at or above $11.50 for ten consecutive trading days. This dividend on the Series A Founder Preferred Stock was paid in shares of Class A Common Stock.

Impact of the COVID-19 Global Pandemic

The recent outbreak of COVID-19 and the response thereto has had an impact in each of the jurisdictions in which we operate and has had a negative impact on economic conditions globally. We continue to monitor developments related to the pandemic, and our decisions will continue to be driven by the health and well-being of our employees, business partners and communities. Our offices globally were largely shut down beginning in the middle of March 2020, although in all cases our operations have continued with employees working remotely from their homes. In addition, as a result of the COVID-19 outbreak, there have been and may continue to be short-term impacts on our ability to acquire new rental streams. Government-imposed restrictions on the opening of offices and/or self-isolation measures, particularly in Latin American countries, have had and may continue to have an adverse impact on the availability of notaries or other legal service providers. Further, global macro-economic conditions resulted in declines in foreign currency exchange rates and heightened volatility in foreign currency exchange rates across multiple currencies.

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

We believe we have sufficient liquidity to operate our business and that we have the ability to continue investing in our business and acquiring assets during the current phase of the pandemic. As of March 31, 2021, we had $196.7 million in total cash and cash equivalents and restricted cash.

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

Except as the context otherwise requires, for all dates and periods ending on or before the Closing Date, the historical financial results discussed below with respect to such periods reflect the results of our Predecessor, the APW Group. We did not own the APW Group during any such periods, and such historical financial results may not be indicative of the results we would expect to recognize for periods after the Closing Date, or that we would have recognized had we owned the APW Group during such periods. For the Successor period from February 10, 2020 through March 31, 2020 and all subsequent periods, Radius consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries.

Key Factors Affecting Financial Condition and Results of Operations

We operate in a complex environment with several factors affecting our operations in addition to those described above. The following discussion describes key factors and events that may affect our financial condition and results of operations.

Foreign Currency Translation

Our business operates in eleven different functional currencies. Our reporting currency is the U.S. dollar. Our results are affected by fluctuations in currency exchange rates that give rise to translational exchange rate risks. The extent of such fluctuations is determined in part by global economic conditions and macro-economic trends.

Movement in exchange rates have a direct impact on our reported revenues. Generally, the impact on operating income or loss associated with exchange rate changes on reported revenues is partially offset from exchange rate impacts on operating expenses denominated in the same functional currencies.

Additionally, we have debt facilities denominated in Euro and Pound Sterling. Movement to the exchange rates for the Euro and Pound Sterling will impact the amount of our reported interest expense.

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

Network Consolidation

Virtually all Tenant Leases associated with our assets permit the tenant to cancel the lease at any time with limited prior notices. Generally, a lease termination is permitted with only 30 to 180 days’ notice from the tenant. The risk of termination is greater upon a network consolidation and merger between two wireless carriers.

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

Realized and unrealized gain (loss) on foreign currency debt

Our debt facilities are denominated in Euros, Pound Sterling and U.S. dollars, with U.S. dollars being our functional currency. The borrowings under the Facility Agreement (as defined in Note 9 to the condensed consolidated financial statements) are denominated in Euros and Pound Sterling and the borrowings under the Subscription Agreement (as defined in “Contractual Obligations and Material Cash Requirements” below) are denominated in Euros. The obligation balances of both agreements are translated to U.S. dollars in the balance sheet date and any resulting translation adjustments are reported in our statement of operations as a gain (loss) on foreign currency debt.

Interest expense, net

Interest expense primarily includes interest due under our debt agreements and amortization of deferred financing costs and debt discounts, net of interest earned on invested cash.

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 7,435 and 7,189 leases as of March 31, 2021 and December 31, 2020, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 5,627 and 5,427 sites as of March 31, 2021 and December 31, 2020, respectively.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA is defined as net income (loss) before net interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and further adjusting for non-cash impairment—decommissions expense, realized and unrealized gains and losses on foreign currency debt, unrealized foreign exchange gains/losses associated with intercompany account balances denominated in a currency other than the functional currency, share-based compensation expense, nonrecurring expenses incurred in connection with the Domestication, costs recorded in selling, general and administrative expenses incurred for incremental acquisition pursuit (successful and unsuccessful) and integration, and nonrecurring severance costs included in selling, general and administrative expenses. Management believes the presentation of EBITDA and Adjusted EBITDA provides valuable additional information for users of the financial statements in assessing our financial condition and results of operations. Each of EBITDA and Adjusted EBITDA has important limitations as analytical tools because they exclude some, but not all, items that affect net income, therefore the calculation of these financial measures may be different from the calculations used by other companies and comparability may therefore be limited. You should not consider EBITDA, Adjusted EBITDA or any of our other non-GAAP financial measures as an alternative or substitute for our results.

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020	Period from January 1 – February 9, 2020
(unaudited)
Net income (loss)	$(8,185)	$(79,081)	$6,177
Amortization and depreciation	14,080	7,115	2,584
Interest expense, net	8,987	3,534	3,623
Income tax expense (benefit)	(722)	987	767
EBITDA	14,160	(67,445)	13,151
Impairment—decommissions	687	521	530
Realized/unrealized loss (gain) on foreign currency debt	(14,607)	(4,269)	(11,500)
Share-based compensation expense	4,103	71,363	—
Non-cash foreign currency adjustments	2,093	659	523
Adjusted EBITDA	$6,436	$829	$2,704

Acquisition Capex

Acquisition Capex is a non-GAAP financial measure. Our payments for acquisitions of real property interests consist of either a one-time payment upon the acquisition or up-front payments with contractually committed payments made over a period of time, pursuant to each real property interest agreement. In all cases, we contractually acquire all rights associated with the underlying revenue-producing assets upon entering into the agreement to purchase the real property interest and records the related assets in the period of acquisition. Acquisition Capex therefore represents the total cash spent and committed to be spent for the acquisitions of revenue-producing assets during the period measured. Management believes the presentation of Acquisition Capex provides valuable additional information for users of the financial statements in assessing our financial performance and growth, as it is a comprehensive measure of our investments in the revenue-producing assets that we acquire in a given period. Acquisition Capex has important limitations as an analytical tool, because it excludes certain fixed and variable costs related to our selling, marketing and underwriting activities included in selling, general and administrative expenses in the condensed consolidated statements of operations, including corporate overhead expenses. Further, this financial measure may be different from calculations used by other companies and comparability may therefore be limited. You should not consider Acquisition Capex or any of the other non-GAAP measures we utilize as an alternative or substitute for our results.

The following is a reconciliation of Acquisition Capex to the amounts included as an investing cash flow in the condensed consolidated statements of cash flows for investments in real property interests and related intangible assets, the most comparable GAAP measure, which generally represents up-front payments made in connection the acquisition of these assets during the period.  The primary adjustment to the comparable GAAP measure is “committed contractual payments for investments in real property interests and intangible assets”, which represents the total amount of future payments that we were contractually committed to make in connection with our acquisitions of real property interests and intangible assets that occurred during the period. Additionally, foreign exchange translation adjustments impact the determination of Acquisition Capex.

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020	Period from January 1 - February 9, 2020
(unaudited)
Investments in real property interests and related intangible assets	$104,684	$16,519	$5,064
Committed contractual payments for investments in real property interests and intangible assets	4,511	6,439	1,533
Foreign exchange translation impacts and other	(1,397)	(885)	(262)
Acquisition Capex	$107,798	$22,073	$6,335

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

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1 - February 9, 2020
Revenue for year ended December 31		$62,923	$6,836
Annualized in-place rents as of December 31		$84,071
Annualized in-place rents as of March 31	$90,622

Comparison of the results of operations for the three months ended March 31, 2021 and March 31, 2020

Our selected financial information for the three months ended March 31, 2021 and periods from and including February 10, 2020 to March 31, 2020 (Successor) and from and including January 1, 2020 to February 9, 2020 (Predecessor) set out below has been extracted without material adjustment from the unaudited condensed consolidated financial information of the Successor included elsewhere in this Quarterly Report.

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020	Period from January 1 – February 9, 2020
Condensed Consolidated Statements of Operations Data
Revenue	$22,172	$8,755	$6,836
Cost of service	295	71	34
Gross profit	21,877	8,684	6,802
Selling, general and administrative	15,389	8,667	4,344
Share-based compensation	4,103	71,363	—
Amortization and depreciation	14,080	7,115	2,584
Impairment—decommissions	687	521	530
Operating loss	(12,382)	(78,982)	(656)
Realized and unrealized gain on foreign currency debt	14,607	4,269	11,500
Interest expense, net	(8,987)	(3,534)	(3,623)
Other income (expense), net	(2,145)	153	(277)
Income (loss) before income taxes	(8,907)	(78,094)	6,944
Income tax expense (benefit)	(722)	987	767
Net income (loss)	$(8,185)	$(79,081)	$6,177

Revenue

Revenue was $22.2 million for the three months ended March 31, 2021, compared to $8.8 million and $6.8 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively.  The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as the incremental revenue generated from our Acquisition Capex during the twelve-month period subsequent to March 31, 2020 was $4.9 million. The remaining $1.7 million increase was due primarily to favorable foreign exchange rate effects on revenue and, to a lesser extent, impacts of rent escalations in our Tenant Leases.

Cost of service

Cost of service was $295 thousand for the three months ended March 31, 2021, compared to $71 thousand and $34 thousand for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired during the twelve-month period subsequent to March 31, 2020.

Selling, general, and administrative expense

Selling, general and administrative expense was $15.4 million for the three months ended March 31, 2021, compared to $8.7 million and $4.3 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. General and administrative expenses associated with servicing our real property interest assets was $1.8 million for the three months ended March 31, 2021, compared to $0.8 million and $0.6 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Significant factors associated with the increase in selling, general and administrative expenses were increases in legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements of approximately $1.0 million and expenses related to being a U.S. public company of approximately $1.6 million. Selling, general and administrative expense for the Successor period from February 10 to March 31, 2020 included expenses for transfer taxes resulting from the APW Acquisition of $1.8 million. The remaining increase in selling, general and administrative expenses was due primarily to the inclusion of compensation and facilities-related costs associated with Radius management team and staff for a full quarter in the three months ended March 31, 2021, whereas such costs only were incurred for the period from February 10 to March 31, 2020.

Share-based compensation

Share-based compensation expense was $4.1 million for the three months ended March 31, 2021, compared to $71.4 million for the Successor period from February 10 to March 31, 2020. Our February 2020 grant of awards of LTIP Units to each of our executive officers under the 2020 Equity Incentive Plan (the “Equity Plan”) resulted in share-based compensation expense of $3.3 million and $1.5 million for the three months ended March 31, 2021 and for the Successor period from February 10 to March 31, 2020, respectively. Through March 31, 2021, grants of restricted stock and stock options, net of forfeitures also have been made under the Equity Plan in respect of a total of 309,921 and 3,204,500 Class A Common Stock, respectively. Share-based compensation expense recognized in the three months ended March 31, 2021 and in the Successor period from February 10 to March 31, 2020 for the restricted stock and stock option awards was approximately $0.8 million and $49 thousand, respectively.

In the Successor period from February 10 to March 31, 2020, expense for two share-based compensation awards, totaling $69.9 million, was recognized upon the consummation of the APW Acquisition. In November 2017, Landscape issued 1,600,000 Series A Founder Preferred Stock to certain of its founders in connection with Landscape’s initial placement of Ordinary Shares and Warrants. The Series A Founder Preferred Stock were structured to provide a return based on the future appreciation of the market value of the Ordinary Shares and provided for an annual dividend amount to be payable subsequent to an acquisition by Landscape, based on the market price of the Ordinary Shares. This dividend feature was deemed to be compensatory to the Landscape founders receiving the Series A Founder Preferred Stock and classified as a market condition share-based compensation award. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the Series A Founder Preferred Stock, which approximated $69.5 million. In addition, share-based compensation expense totaling approximately $0.4 million was recognized and was associated with 125,000 stock options that were issued to non-founder directors of Landscape in November 2017.

Amortization and depreciation

Amortization and depreciation expense was $14.1 million for the three months ended March 31, 2021, compared to $7.1 million and $2.6 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. In connection with the recording of fair value adjustments in the accounting for the APW Acquisition, the increase in the carrying amount of our real property interests and intangible assets resulted in additional amortization expense of approximately $6.2 million and $3.4 million in the three months ended March 31, 2021 and the Successor period from February 10 to March 31, 2020, respectively. The remaining increase was due primarily due to amortization on the real property interests acquired during the twelve months subsequent to March 31, 2020.

Impairment—decommissions

Impairment-decommissions was $0.7 million for the three months ended March 31, 2021, compared to $0.5 million and $0.5 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. We experienced a lower number of tenant decommissions of wireless communications sites in the three months ended March 31, 2021, as compared to decommissions in the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a gain of $14.6 million for the three months ended March 31, 2021, compared to gains of $4.3 million and $11.5 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. A large portion of our debt is denominated in Euro and Pound Sterling, and the respective gains and losses were due to foreign exchange movements in the Euro and Pound Sterling relative to the U.S. dollar. In the three months ended March 31, 2021, the Euro decreased significantly relative to the U.S. dollar, whereas the Pound Sterling increased marginally relative to the U.S. dollar. In each of the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, the Euro and the Pound Sterling decreased significantly relative to the U.S. dollar.

Interest expense, net

Interest expense, net was $9.0 million for the three months ended March 31, 2021, compared to $3.5 million and $3.6 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings net of the repayments made during the twelve months subsequent to March 31, 2020.

Other income (expense), net

Other income (expense), net was expense of $2.1 million for the three months ended March 31, 2021, compared to income of $0.2 million and expense of $0.3 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Foreign exchange losses recorded in other income (expense), net were $2.1 million for the three months ended March 31, 2021, compared to losses of $0.7 million and $0.5 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The remaining change in other income (expense), net was due primarily to lower income in the three months ended March 31, 2021 related to receipts from tenants of incremental lease charges owed for periods prior to our acquisitions of the related real property interests for which we are contractually entitled to recover, as compared to receipts recorded in other income (expense), net in the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively.

Income tax expense

Income tax benefit was $0.7 million for the three months ended March 31, 2021, compared to income tax expense of $1.0 million and $0.8 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. For the three months ended March 31, 2021, a deferred income tax benefit of $1.9 million was recognized, as compared to deferred income tax expense of $0.4 million and $0.3 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of the APW Group, (ii) our management of available cash, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital communications sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, restricted cash and borrowings available under our credit arrangements. As of March 31, 2021, we had working capital of approximately $42.5 million, including $87.0 million in cash and cash equivalents. Additionally, as of March 31, 2021, we had $1.9 million and $107.8 million in short-term and long-term restricted cash, respectively.

In February 2021, a new tranche of debt was issued under the Subscription Agreement. We added approximately $94 million of USD equivalents (€77 million) of new interest-only secured notes under the existing debt facility. In addition, On April 15, 2021, APW OpCo and AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, amended and restated the A&R Mezzanine Loan Agreement (as defined in “Contractual Obligations and Material Cash Requirements” below) (the “New DWIP II Loan Agreement”) to increase the borrowings thereunder to $75.0 million and to modify the interest rate and the maturity date. Contemporaneously with entering into the New DWIP Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the New DWIP II Loan Agreement to unrelated third-party lenders for an aggregate consideration of $75.0 million. In addition to the available borrowing capacity under our Facility Agreement and Subscription Agreement, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired.

On May 11, 2021, we entered into an agreement to issue and sell an aggregate of 14,336,918 Class A Shares to certain institutional investors at a purchase price of $13.95 per Class A Share (representing a 5-day volume weighted average price per share of $14.68, less a 5% discount) for aggregate gross proceeds of $200.0 million. Total net offering proceeds to us are expected to be approximately $190.0 million after deducting placement agent fees and offering expenses. The Company expects the transaction to close on or about May 14, 2021.

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

	Successor		Predecessor
(in thousands)	Three months ended March 31, 2021	Period from February 10, 2020 to March 31, 2020	January 1, – February 9, 2020
Cash provided by (used in) operating activities	$600	$(28,934)	$(3,452)
Cash used in investing activities	(105,012)	(296,203)	(22,604)
Cash provided by (used in) financing activities	87,625	(124)	(3,399)

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$86,977	$99,896
Restricted cash	109,757	115,552

Cash provided by (used in) operating activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $0.6 million, compared to net cash used in operating activities of $28.9 million and $3.5 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Cash used in the Successor period from February 10 to March 31, 2020 included payments made for accrued expenses of Landscape for professional fees and other costs incurred prior to the Successor period from February 10 to March 31, 2020 of approximately $34.6 million, primarily associated with the APW Acquisition.

Cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2021 was $105.0 million, compared to $296.2 million and $22.6 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Cash paid in the APW Acquisition net of the cash acquired in the Successor period from February 10 to March 31, 2020 was $277.1 million. Payments to acquire real property interests were $104.7 million in the three months ended March 31, 2021, as compared to $16.5 million in the Successor period from February 10 to March 31, 2020 and $5.1 million in the Predecessor period from January 1 to February 9, 2020, respectively.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $87.6 million, compared to net cash used in financing activities of $124 thousand and $3.4 million for the Successor period from February 10 to March 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. In February 2021, we made additional borrowings under our Subscription Agreement totaling approximately $93.9 million.

Contractual Obligations and Material Cash Requirements

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2020. For a summary of our contractual obligations and material cash requirements, see Part II, Item 7 of the Annual Report.

Subscription Agreement

In November 2019, AP WIP Investments Borrower, LLC (“AP WIP Investments Borrower”), a subsidiary of AP WIP Investments, entered into a subscription agreement (the “Subscription Agreement”) to borrow funds for working capital and other corporate purposes. Under the terms of the Subscription Agreement, AP WIP Investments Borrower is the sole borrower and AP WIP Investments is the guarantor of the loan and the loan is secured by AP Wireless’ direct equity interests in AP WIP Investments. The Subscription Agreement provides for uncommitted funding up to £250.0 million in the form of nine-year term loans consisting of three tranches available in Euros, Pounds Sterling and U.S. dollars.

In February 2021, a new tranche of debt was issued under the Subscription Agreement. We added approximately $94 million of USD equivalents (€77 million) of new interest-only secured notes under the existing debt facility. The notes mature on November 8, 2028, with a blended current cash interest rate of 3.9% plus 1.75% payment-in-kind interest. The cash pay interest rates consist of both fixed and floating rates.

The amounts outstanding under the Subscription Agreement as of March 31, 2021 and December 31, 2020 totaled $172.3 million and $85.1 million, respectively.

Mezzanine Loan and Security Agreement

In 2015, DWIP II entered into a loan agreement, which was later amended and restated (the “A&R Mezzanine Loan Agreement”). In April 2020, APW OpCo acquired all of the rights to the loans and obligations under the A&R Mezzanine Loan Agreement from the lenders thereunder for $47,775, thereby settling this obligation. Following consummation of the acquisition by APW OpCo, the A&R Mezzanine Loan Agreement remained in effect and any amounts outstanding thereunder have been treated as an intercompany loan between DWIP II and APW OpCo. and eliminated in consolidation. On April 15, 2021, APW OpCo and DWIP II amended and restated the A&R Mezzanine Loan Agreement through the “New DWIP II Loan Agreement to increase the borrowings thereunder to $75.0 million and to modify the interest rate and the maturity date. Contemporaneously with entering into the New DWIP Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the New DWIP II Loan Agreement to unrelated third-party lenders for an aggregate consideration of $75.0 million.

Lease Obligations

As disclosed in Note 4 to the condensed consolidated financial statements, under certain circumstances, we are committed to make future payments under our real property interest arrangements, either as payments under arrangements determined to be finance leases or as noninterest bearing installments for arrangements that do not qualify as leases. As of March 31, 2021, the aggregate committed contractual obligation under these arrangements was $52.9 million, of which $40.1 million is due during period beginning on April 1, 2021 and ending December 31, 2023. As disclosed in Note 7 to the condensed consolidated financial statements, we are lessees under operating leases, primarily for the use of office space. As of March 31, 2021, we are contractually committed to make future payments of $4.5 million under operating lease arrangements.

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Our critical accounting estimates have not changed materially since December 31, 2020. For a discussion of our critical accounting estimates, see Part II, Item 7 of the Annual Report.

Accounting Pronouncements Update

For a discussion of recent accounting pronouncements, see Note 2 to the condensed consolidated financial statements included in this Quarterly Report.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information requested by this Item.

ITEM 4.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2021 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we did not make any repurchases of Class A Shares or unregistered sales of our equity securities.

Item 5. Other Information.

On May 11, 2021, we entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which we agreed to issue and sell an aggregate of 14,336,918 Class A Shares (the “PIPE Shares”) at a purchase price of $13.95 per Class A Share (representing a 5-day volume weighted average price per share of $14.68, less a 5% discount), to certain institutional investors (the “Investors”), for gross proceeds of $200.0 million (the “PIPE”). The PIPE Subscription Agreements contain customary representations and warranties of the parties. The closing of the PIPE (the “Closing”) is expected to occur on May 14, 2021. The Shares are being offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act.

Pursuant to the PIPE Subscription Agreements, we agreed to register the PIPE Shares for resale under the Securities Act and entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on May 11, 2021 providing the Investors with certain registration rights.

Under the Registration Rights Agreement, we agreed, among other things, to use commercially reasonable efforts to file with the SEC a registration statement covering the resale of the PIPE Shares (the “Registration Statement”) no later than June 11, 2021 and to cause such Registration Statement to become effective on or prior to July 12, 2021 (or, in the event of a substantive review by the SEC, August 9, 2021). Our obligations to use commercially reasonable efforts to maintain the effectiveness of the Registration Statement with respect to each Investor’s PIPE Shares will terminate upon the earlier of when such PIPE Shares have been sold and the first date on which the Investor can sell all of its Shares under Rule 144 of the Securities Act without limitation as to the manner of sale or the amount of such PIPE Shares that may be sold. In addition, we agreed to provide each Investor with piggyback registration rights that may require us to register the PIPE Shares for resale in connection with certain underwritten offerings of Class A Common Stock. We agreed to bear most of the costs associated with the fulfillment of its registration obligations under the Registration Rights Agreement. The Investors, however, will bear all commissions and discounts, if any, attributable to their resale of the PIPE Shares. The Registration Rights Agreement also contained certain indemnification provisions under which we and the Investors will agree to indemnify each other against certain liabilities.

Centerbridge Partners Real Estate Fund, LP., Centerbridge Partners Real Estate Fund SBS, LP. and Centerbridge Special Credit (collectively, the “Centerbridge Entities”), Investors in the PIPE, together beneficially own greater than 10% of the outstanding Class A Shares, and are entitled to nominate one director to the Board. William D. Rahm currently serves as the director nominee of the Centerbridge Entities on the Board. The Centerbridge Entities are also parties to a separate registration rights agreement with us pursuant to which they have additional demand and piggyback registration rights.

The foregoing summaries of the PIPE Subscription Agreements and the Registration Rights Agreement do not purport to be complete and reference is made to the form of PIPE Subscription Agreement and to the Registration Rights Agreement, copies of which are attached hereto as exhibits to this Quarterly Report and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Index

Number	Description

3.1	Restated Certificate of Incorporation of Radius Global Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 30, 2021).
3.2

Bylaws of Radius Global Infrastructure, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-4 (File 333-240173), filed on October 21, 2020).

10.1

First Amendment Agreement to the Subscription Agreement, dated as of February 16, 2021, by and among AP WIP Investments Borrower, LLC, as borrower, AP WIP Investments, LLC, as guarantor, Sequoia IDF Asset Holdings SA, as original subscriber, and GLAS Americas LLC, as registrar (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed on March 30, 2021).

10.2*	Form of Subscription Agreement, dated as of May 11, 2021, by and among the Company and the Investors signatory thereto.
10.3*	Registration Rights Agreement, dated as of May 11, 2021, by and among the Company and the Investors signatory thereto.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications filed pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS GLOBAL INFRASTRUCTURE, INC.

May 12, 2021	/s/ Glenn Breisinger
Glenn Breisinger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 12, 2021	/s/ Gary Tomeo
Gary Tomeo
Chief Accounting Officer
(Principal Accounting Officer)