Form 10-Q
period 2021-06-30
Radius Global Infrastructure, Inc.
filed 2021-08-11
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, there were 75,688,541 shares of Class A Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, their negative or other variations or comparable terminology.

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

Important factors that could cause our actual results to differ materially from those indicated in these statements include, but are not limited to:

•	the extent that wireless carriers or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure to a significant degree;
•	the extent that new technologies reduce demand for wireless infrastructure;
•	competition for assets;
•	whether the Tenant Leases for the wireless communication tower or antennae located on our real property interests are renewed with similar rates or at all;
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
•

the extent that we continue to grow at an accelerated rate, which may prevent us from achieving profitability or positive cash flow at a company level (as determined in accordance with GAAP) for the foreseeable future, particularly given the APW Group’s history of net losses and negative net cash flow;

i

•	the fact that we have incurred a significant amount of debt and may in the future incur additional indebtedness;
•	the extent that the terms of our debt agreements limit our flexibility in operating our business;
•	the ongoing COVID-19 pandemic and the response thereto;
•	the extent that unfavorable capital markets environments impair our growth strategy, which requires access to new capital;
•	the adverse effect that increased market interest rates may have on our interest costs, the value of our assets and on the growth of our business;
•	the adverse effect that perceived health risks from radio frequency energy may have on the demand for wireless communication services;
•	our ability to protect and enforce our real property interests in, or contractual rights to, the revenue streams generated by leases on our communications sites;
•	the loss, consolidation or financial instability of any of our limited number of customers;
•	our ability to pay dividends, including dividends we may be required to pay on our Class A Common Stock, or satisfy our financial obligations;
•

whether we are required to issue additional Class A Shares pursuant to the terms of the Series A Founder Preferred Stock or the APW OpCo LLC Agreement or upon the exercise of the Warrants or options to acquire Class A Shares, which would dilute the interests of holders of our Class A Common Stock;

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

ii

RADIUS GLOBAL INFRASTRUCTURE, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Unaudited Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020	2

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, for the three months ended June 30, 2020, for the period from February 10, 2020 to June 30, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	3

	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021, for the three months ended June 30, 2020, for the period from February 10, 2020 to June 30, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	4

	Condensed Consolidated Statements of Stockholders’ Equity/Members’ Deficit for the three and six months ended June 30, 2021, for the three months ended June 30, 2020, for the period from February 10, 2020 to June 30, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021, for the period from February 10, 2020 to June 30, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	45

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION	46

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

PART I.	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$281,809	$99,896
Restricted cash	1,848	1,614
Trade receivables, net	6,693	7,829
Prepaid expenses and other current assets	18,191	17,352
Total current assets	308,541	126,691
Real property interests, net:
Right-of-use assets - finance leases, net	277,377	237,862
Telecom real property interests, net	1,004,288	851,529
Real property interests, net	1,281,665	1,089,391
Intangible assets, net	6,974	5,880
Property and equipment, net	1,318	1,382
Goodwill	80,509	80,509
Deferred tax asset	605	1,173
Restricted cash, long-term	53,151	113,938
Other long-term assets	8,598	9,266
Total assets	$1,741,361	$1,428,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,162	$30,854
Rent received in advance	23,855	19,587
Finance lease liabilities, current	10,661	9,920
Telecom real property interest liabilities, current	4,902	5,749
Total current liabilities	72,580	66,110
Finance lease liabilities	24,495	23,925
Telecom real property interest liabilities	13,642	11,813
Long-term debt, net of debt discount and deferred financing costs	883,510	728,473
Deferred tax liability	60,448	57,137
Other long-term liabilities	8,362	8,704
Total liabilities	1,063,037	896,162
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 75,684,862 and 58,425,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	8	—
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 11,611,769 and 11,414,030 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	875,373	673,955
Accumulated other comprehensive income	6,120	15,768
Accumulated deficit	(255,338)	(213,237)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	626,163	476,486
Noncontrolling interest	52,161	55,582
Total liabilities and stockholders’ equity	$1,741,361	$1,428,230

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Successor				Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	Three months ended June 30, 2020	Period from February 10, 2020 to June 30, 2020	Period from January 1, 2020 to February 9, 2020
Revenue	$24,973	$47,145	$16,181	$24,936	$6,836
Cost of service	513	808	104	175	34
Gross profit	24,460	46,337	16,077	24,761	6,802
Operating expenses:
Selling, general and administrative	18,866	34,255	20,017	28,684	4,344
Share-based compensation	3,842	7,945	3,738	75,101	—
Amortization and depreciation	15,575	29,655	11,714	18,829	2,584
Impairment - decommissions	1,707	2,394	76	597	530
Total operating expenses	39,990	74,249	35,545	123,211	7,458
Operating loss	(15,530)	(27,912)	(19,468)	(98,450)	(656)
Other income (expense):
Realized and unrealized gain (loss) on foreign currency debt	(3,662)	10,945	(3,539)	730	11,500
Interest expense, net	(12,267)	(21,254)	(5,788)	(9,322)	(3,623)
Other income (expense), net	266	(1,879)	222	375	(277)
Gain on extinguishment of debt	—	—	1,264	1,264	—
Total other income (expense), net	(15,663)	(12,188)	(7,841)	(6,953)	7,600
Income (loss) before income tax expense	(31,193)	(40,100)	(27,309)	(105,403)	6,944
Income tax expense	6,144	5,422	442	1,429	767
Net income (loss)	(37,337)	(45,522)	(27,751)	(106,832)	$6,177
Net loss attributable to noncontrolling interest	(2,815)	(3,421)	(2,203)	(2,974)
Net loss attributable to stockholders	(34,522)	(42,101)	(25,548)	(103,858)
Stock dividend payment to holders of Series A Founders Preferred Stock	—	(31,391)	—	—
Net loss attributable to common stockholders	$(34,522)	$(73,492)	$(25,548)	$(103,858)

Loss per common share:
Basic and diluted	$(0.50)	$(1.15)	$(0.44)	$(1.78)
Weighted average common shares outstanding:
Basic and diluted	68,724,275	64,127,528	58,425,000	58,425,000

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Successor				Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	Three months ended June 30, 2020	Period from February 10, 2020 to June 30, 2020	Period from January 1, 2020 to February 9, 2020
Net income (loss)	$(37,337)	$(45,522)	$(27,751)	$(106,832)	$6,177
Other comprehensive income (loss):
Foreign currency translation adjustment	4,654	(9,648)	5,146	(13,717)	(7,165)
Comprehensive loss	$(32,683)	$(55,170)	$(22,605)	$(120,549)	$(988)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT (Unaudited)

(in thousands, except share and per share amounts)

Successor

	Three months ended June 30, 2021
	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Stock		Class B Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interest	Total stockholders' equity
Balance at March 31, 2021	1,600,000	$-	1,386,033	$-	61,212,042	$-	11,611,769	$-	$678,058	$1,466	$(220,816)	$54,976	$513,684
Issuances of common shares	-	-	-	-	14,457,588	8	-	-	201,873	-	-	-	201,881
Equity issuance costs	-	-	-	-	-	-	-	-	(8,539)	-	-	-	(8,539)
Exercise of warrants	-	-	-	-	832	-	-	-	9	-	-	-	9
Exercise of stock options	-	-	-	-	14,400	-	-	-	130	-	-	-	130
Share-based compensation	-	-	-	-	-	-	-	-	3,842	-	-	-	3,842
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	4,654	-	-	4,654
Net loss	-	-	-	-	-	-	-	-	-	-	(34,522)	(2,815)	(37,337)
Balance at June 30, 2021	1,600,000	$-	1,386,033	$-	75,684,862	$8	11,611,769	$-	$875,373	$6,120	$(255,338)	$52,161	$678,324

	Three months ended June 30, 2020
Balance at March 31, 2020	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$661,897	$(18,863)	$(109,456)	$63,422	$597,000
Share-based compensation	-	-	-	-	-	-	-	-	3,738	-	-	-	3,738
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	5,146	-	-	5,146
Net loss	-	-	-	-	-	-	-	-	-	-	(25,548)	(2,203)	(27,751)
Balance at June 30, 2020	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$665,635	$(13,717)	$(135,004)	$61,219	$578,133

See accompanying notes to condensed consolidated financial statements.

Successor
	Six months ended June 30, 2021
	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Stock		Class B Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interest	Total stockholders' equity
Balance at January 1, 2021	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$673,955	$15,768	$(213,237)	$55,582	$532,068
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	-	-	-	-	2,474,421	-	197,739	-	-	-	-	-	-
Issuances of common shares	-	-	-	-	14,457,588	8	-	-	201,873	-	-	-	201,881
Equity issuance costs	-	-	-	-	-	-	-	-	(8,539)	-	-	-	(8,539)
Exercise of warrants	-	-	-	-	932	-	-	-	9	-	-	-	9
Exercise of stock options	-	-	-	-	17,000	-	-	-	130	-	-	-	130
Share-based compensation	-	-	-	-	309,921	-	-	-	7,945	-	-	-	7,945
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(9,648)	-	-	(9,648)
Net loss	-	-	-	-	-	-	-	-	-	-	(42,101)	(3,421)	(45,522)
Balance at June 30, 2021	1,600,000	$-	1,386,033	$-	75,684,862	$8	11,611,769	$-	$875,373	$6,120	$(255,338)	$52,161	$678,324

	For the period from February 10, 2020 to June 30, 2020
Balance at February 10, 2020	1,600,000	$-	-	$-	58,425,000	$-	-	$-	$590,534	$-	$(31,146)	$-	$559,388
Issuances of shares in APW Acquisition	-	-	-	-	-	-	6,014,030	-	-	-	-	64,193	64,193
Share-based compensation	-	-	1,386,033	-	-	-	5,400,000	-	75,101	-	-	-	75,101
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(13,717)	-	-	(13,717)
Net loss	-	-	-	-	-	-	-	-	-	-	(103,858)	(2,974)	(106,832)
Balance at June 30, 2020	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$665,635	$(13,717)	$(135,004)	$61,219	$578,133

Predecessor
	For the period from January 1, 2020 to February 9, 2020
	Class A units		Common units
	Units	Amount	Units	Amount	Accumulated deficit	Accumulated other comprehensive loss	Members' deficit
Balance at January 1, 2020	4,003,603	$33,672	20,000,000	$85,347	$(208,883)	$(25,472)	$(115,336)
Foreign currency translation adjustment	-	-	-	-	-	(7,165)	(7,165)
Net income	-	-	-	-	6,177	-	6,177
Balance at February 9, 2020	4,003,603	$33,672	20,000,000	$85,347	$(202,706)	$(32,637)	$(116,324)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except share and per share amounts)

	Successor		Predecessor
	Six months ended June 30, 2021	Period from February 10, 2020 to June 30, 2020	Period from January 1, 2020 to February 9, 2020
Cash flows from operating activities:
Net income (loss)	$(45,522)	$(106,832)	$6,177
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	29,655	18,829	2,584
Amortization of finance lease and telecom real property interest liabilities discount	649	803	213
Impairment – decommissions	2,394	597	530
Realized and unrealized gain on foreign currency debt	(10,945)	(730)	(11,500)
Amortization of debt discount and deferred financing costs	514	28	280
Provision for bad debt expense	2	167	26
Share-based compensation	7,945	75,101	—
Deferred income taxes	3,453	(336)	339
Gain on extinguishment of debt	—	(1,264)	—
Change in assets and liabilities:
Trade receivables, net	296	3,024	(682)
Prepaid expenses and other assets	(531)	164	935
Accounts payable, accrued expenses and other long-term liabilities	3,620	(18,018)	(4,605)
Rent received in advance	5,241	292	2,251
Net cash used in operating activities	(3,229)	(28,175)	(3,452)

Cash flows from investing activities:
Cash paid in APW Acquisition, net of cash acquired	—	(277,065)	—
Investments in real property interests and related intangible assets	(223,239)	(45,729)	(5,064)
Advances on note receivable	—	(2,500)	(17,500)
Payment received on note receivable	—	20,000	—
Purchases of property and equipment	(338)	(189)	(40)
Net cash used in investing activities	(223,577)	(305,483)	(22,604)

Cash flows from financing activities:
Borrowings under loan agreements	168,940	—	—
Repayments of term loans and other debt	(95)	(48,025)	(250)
Debt issuance costs	(3,852)	—	—
Proceeds from issuance of common stock, net of issuance costs	191,461	—	—
Proceeds from exercises of stock options and warrants	139	—	—
Repayments of finance lease and telecom real property interest liabilities	(7,687)	(4,760)	(3,149)
Net cash provided by (used in) financing activities	348,906	(52,785)	(3,399)

Net change in cash and cash equivalents and restricted cash	122,100	(386,443)	(29,455)

Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	(740)	310	(232)

Cash and cash equivalents and restricted cash at beginning of period	215,448	588,628	78,046
Cash and cash equivalents and restricted cash at end of period	$336,808	$202,495	$48,359

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$19,567	$15,939	$4,684
Cash paid for income taxes	$1,449	$2,713	$1,112

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” and/or the “Company”), formerly known as Landscape Acquisition Holdings Limited (“Landscape”) and Digital Landscape Group, Inc., is a holding company that, as of June 30, 2021, owned approximately 93% of the parent of AP WIP Investments Holdings, LP (“AP Wireless”), which is one of the largest international aggregators of rental streams underlying wireless and other digital infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae, or other digital infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower antennae or other digital infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

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

Upon completion of the Transaction, on the Closing Date, the Company acquired a controlling interest in APW OpCo LLC (“APW OpCo”), the parent of AP Wireless and the indirect parent of AP WIP Investments. The Transaction was completed through a merger of a newly created subsidiary of Landscape with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of Landscape. Following the Transaction, the Company owned 91.8% of APW OpCo. The remaining interest in APW OpCo was owned by certain Radius executive officers and former partners of Associated Partners, L.P. (“Associated Partners”), the selling party in the Transaction. Such partners of Associated Partners were members of APW OpCo immediately prior to the Closing Date and elected to roll over their investment in AP Wireless in connection with the APW Acquisition (collectively, the “Continuing OpCo Members”). As a result, the AP Wireless business was and continues to be 100% owned by the Company and the Continuing OpCo Members.

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

On May 11, 2021, the Company entered into an agreement to issue and sell an aggregate of 14,336,918 Class A Shares to certain institutional investors at a purchase price of $13.95 per Class A Share, for aggregate gross proceeds of $200.0 million. Total net offering proceeds to the Company were approximately $191.5 million after deducting placement agent fees and offering expenses. Additionally, the Company issued 120,670 Class A Shares on June 3, 2021 at a per share price of $15.59 in connection with an acquisition of a company, which had in-place Tenant Leases associated with owned wireless infrastructure assets that, upon their acquisition, were recorded in real property interests, net and intangible assets, net in the condensed consolidated balance sheet.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the “Company” refers, for periods prior to the completion of the Transaction, to AP WIP Investments and its subsidiaries and, for periods after the completion of the Transaction, to Radius Global Infrastructure, Inc. and its subsidiaries, including AP WIP Investments and its subsidiaries.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For the Successor period from February 10, 2020 to June 30, 2020 and all periods thereafter, Radius consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries. For the Predecessor period, the condensed consolidated financial statements include the accounts of AP WIP Investments and its subsidiaries, as well as a variable interest entity.

The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of Securities and Exchange Commission for interim reporting. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year.

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

	Successor		Predecessor
	June 30, 2021	December 31, 2020	February 9, 2020
Cash and cash equivalents	$281,809	$99,896	$33,333
Restricted cash	1,848	1,614	2,642
Restricted cash, long term	53,151	113,938	12,384
Total cash and cash equivalents and restricted cash	$336,808	$215,448	$48,359

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and rent received in advance approximate fair value due to their short‑term nature. As of June 30, 2021 and December 31, 2020, the carrying amounts of the Company’s debt and lease and other leasehold interest liabilities approximated their fair value, as these obligations bear interest at rates currently available for debt with similar maturities and collateral requirements.

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

Trade Receivables, Net

Trade receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the tenant’s payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The allowance for doubtful accounts was $810 and $837 at June 30, 2021 and December 31, 2020, respectively.

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

On January 1, 2019, the Predecessor adopted the guidance in ASC 842 using the modified retrospective method applied to lease arrangements that were in place on the transition date. The Predecessor elected certain available practical expedients, which permit the adopter to not reassess certain items upon adoption, including: (i) whether any existing contracts are or contain leases, (ii) the classification of existing leases, (iii) initial direct costs for existing leases and (iv) short-term leases, which permits an adopter to not apply the lease standard to leases with a remaining maturity of one year or less and applied the new lease accounting standard to all leases, including short-term leases. The Predecessor also elected the practical expedient related to easements, which permits carryforward accounting treatment for land easements (included in Telecom real property interests, net in the condensed consolidated balance sheets) on existing agreements.

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

For each arrangement determined to be a lease, the Company records a lease liability at the present value of the arrangement’s remaining contractually required payments and a right-of-use asset in the same amount plus any upfront payments made under the arrangement and any initial direct costs. Each leasing arrangement is classified as either a finance or operating lease. Finance lease right-of-use assets are amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement, which is estimated to be twenty-five years, and the finance lease expense resulting from the amortization of the finance lease right-of-use assets is recognized in amortization and depreciation in the condensed consolidated statements of operations. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the wireless or digital infrastructure asset’s estimated economic life.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 30th of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the six months ended June 30, 2021.

Revenue Recognition

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease, not including renewal terms, since the operating lease arrangements generally are cancellable by the tenant.

Rent received in advance is recorded when the Company receives advance rental payments from the in‑place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance. At June 30, 2021 and December 31, 2020, the Company’s rent received in advance was $23,855 and $19,587, respectively.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company adopted the new standard on January 1, 2021, and the adoption did not have an impact on its condensed consolidated financial statements.
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

The following unaudited pro forma combined financial information presents the Company’s results as though the Transaction had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP (unaudited):

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Revenue	$16,181	$31,772
Net loss	$(27,751)	$(34,947)

4.	Real Property Interests

Real property interests, net consisted of the following:

	June 30, 2021	December 31, 2020
Right-of-use assets – finance leases (1)	$289,410	$244,885
Telecom real property interests (2)	1,065,623	886,679
	1,355,033	1,131,564
Less accumulated amortization:
Right-of-use assets - finance leases	(12,033)	(7,023)
Telecom real property interests	(61,335)	(35,150)
Real property interests, net	$1,281,665	$1,089,391

(1)	Effective with the adoption of ASC 842, telecom real property interests qualifying as leases are recorded as finance leases.
(2)	Includes telecom real property interests acquired prior to the adoption of ASC 842 and fee simple interest arrangements.

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

Right-Of-Use Assets – Finance Leases and Related Liabilities

Commencing with the adoption of ASC 842 on January 1, 2019, the Company determines if a real property interest arrangement is a lease at the inception of the agreement. The Company considers an arrangement to be a lease if it conveys the right to control the use of the wireless or other digital infrastructure site for a period of time in exchange for consideration. In cases in which the Company acquires a leasehold interest, the Company is both a lessor and a lessee. The weighted-average remaining lease term for finance leases was 39.6 years and 38.2 years as of June 30, 2021 and December 31, 2020, respectively. The Company recorded finance lease expense and interest expense associated with the lease liability in the condensed consolidated statements of operations as follows:

	Successor				Predecessor
	Three months ended June 30, 2021	Six months ended June 30, 2021	Three months ended June 30, 2020	Period from February 10, 2020 to June 30, 2020	Period from January 1, 2020 to February 9, 2020
Finance lease expense	$2,852	$5,243	$1,649	$2,424	$425
Interest expense – lease liability	$240	$425	$152	$278	$95

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate was 3.9% and 2.8% as of June 30, 2021 and December 31, 2020, respectively.

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Successor		Predecessor
	Six months ended June 30, 2021	Period from February 10, 2020 to June 30, 2020	Period from January 1, 2020 to February 9, 2020
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$149	$82	$37
Financing cash flows from finance leases	$4,769	$3,588	$845
Finance lease liabilities arising from obtaining right-of-use assets	$6,770	$7,838	$1,346

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

For telecom real property interests, amortization expense was $12,216 and $23,415 for the three and six months ended June 30, 2021, respectively, $9,636 for the three months ended June 30, 2020, $15,756 for the period from February 10 to June 30, 2020 (Successor), and $2,031 for the period from January 1 to February 9, 2020 (Predecessor). As of June 30, 2021, amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2021	$25,635
2022	51,091
2023	51,021
2024	51,021
2025	51,001
Thereafter	774,519
$1,004,288

Maturities of finance lease liabilities and telecom real property interest liabilities as of June 30, 2021 were as follows:

	Finance Lease	Telecom Real Property Interest
Remainder of 2021	$6,188	$3,185
2022	8,979	3,208
2023	9,488	8,306
2024	4,963	3,767
2025	3,152	301
Thereafter	4,678	595
Total lease payments	37,448	19,362
Less amounts representing future interest	(2,292)	(818)
Total liability	35,156	18,544
Less current portion	(10,661)	(4,902)
Non-current liability	$24,495	$13,642

As of June 30, 2021 and December 31, 2020, the weighted average remaining contractual payment term for finance leases was 3.5 years.

5.	Tenant Lease Rental Payments

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements. Generally, the Company’s leases with the in‑place tenants provide for annual escalations and multiple renewal periods at the in‑place tenant’s option. As of June 30, 2021, the future minimum amounts due from tenants under leases, including cancellable leases in which the tenant is economically compelled to extend the lease term, were as follows:

Remainder of 2021	$48,637
2022	93,890
2023	83,404
2024	80,076
2025	75,975

6.	Goodwill and Intangible Assets

Goodwill at June 30, 2021 was based on the purchase price allocation pursuant to the Transaction, which was based on a valuation performed to determine the fair value of the acquired assets as of the acquisition date. Goodwill recorded in APW Acquisition was $80,509 and no changes in the carrying amount of goodwill were recognized in the three and six months ended June 30, 2021.

Intangible assets subject to amortization consisted of the following:

	June 30, 2021	December 31, 2020
In-place lease intangible asset
Gross carrying amount	$8,799	$7,092
Less accumulated amortization:	(1,825)	(1,212)
Intangible assets, net	$6,974	$5,880

Amortization expense was $306 and $615 for the three and six months ended June 30, 2021, respectively, $317 for the three months ended June 30, 2020, $475 for the period from February 10 to June 30, 2020 (Successor), and $77 for the period from January 1 to February 9, 2020 (Predecessor).

As of June 30, 2021, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2021	$648
2022	1,030
2023	879
2024	746
2025	628
Thereafter	3,043
$6,974

7.	Operating Leases

The Company is a lessee under noncancelable lease agreements, primarily for office space, over periods ranging from one to ten years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties and equipment. Amounts included in other long-term assets in the condensed consolidated balance sheets representing operating lease right-of-use assets as of June 30, 2021 and December 31, 2020 totaled $3,794 and $4,183, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $820 for the six months ended June 30, 2021, $476 for the period from February 10 to June 30, 2020 (Successor), and $136 for the period from January 1 to February 9, 2020 (Predecessor).

Included in selling, general and administrative expenses in the condensed consolidated statements of operations were operating lease expenses associated with right-of-use assets under operating leases of $402 and $762 for the three and six months ended June 30, 2021, respectively, $348 for the three months ended June 30, 2020, $533 for the period from February 10 to June 30, 2020 (Successor), and $107 for the period from January 1 to February 9, 2020 (Predecessor).

The current and noncurrent portions of operating lease liabilities are included in accounts and accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets. Maturities of operating lease liabilities as of June 30, 2021 were as follows:

Operating Leases
Remainder of 2021	$809
2022	1,086
2023	853
2024	824
2025	598
Thereafter	93
Total lease payments	4,263
Less amounts representing future interest	(418)
Total liability	3,845
Less current portion	(1,265)
Non-current liability	$2,580

The weighted-average remaining lease term for operating leases was 3.8 years and 4.0 years and the weighted-average incremental borrowing rate was 5.5% and 5.4% as of June 30, 2021 and December 31, 2020, respectively.
8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Interest payable	$7,677	$4,887
Accrued liabilities	3,459	4,799
Taxes payable	9,161	7,799
Payroll and related withholdings	6,052	7,043
Accounts payable	1,828	718
Professional fees accrued	2,668	3,234
Current portion of operating lease liabilities	1,265	1,354
Other	1,052	1,020
Total accounts payable and accrued expenses	$33,162	$30,854

9.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	June 30, 2021	December 31, 2020
DWIP Loan Agreement	$102,600	$102,600
Facility Agreement	541,810	547,677
DWIP II Loan Agreement	75,000	—
Subscription Agreement	174,517	85,112
Other debt	2,798	2,960
Less: unamortized debt discount and financing fees	(13,215)	(9,876)
Debt, carrying amount	$883,510	$728,473

DWIP Loan Agreement

A subsidiary of the Company, AP WIP Holdings, LLC (“DWIP”), is the sole borrower under a loan agreement (the “DWIP Loan Agreement”) that provided funding for the Company’s U.S. operations in U.S. Dollars. The outstanding principal balance matures on October 16, 2023, though a portion or all of the principal balance can be repaid in an amount that also would include a prepayment premium of up to 2%. Borrowing under the DWIP Loan Agreement bear interest at a fixed rate of 4.25%. Under the DWIP Loan Agreement, escrow and collection account balances are required to be maintained and each are included in restricted cash in the condensed consolidated balance sheets.

Facility Agreement (up to £1,000,000)

In October 2017, a subsidiary of the Company, AP WIP International Holdings, LLC (“IWIP”), entered into a facility agreement (the “Facility Agreement”) for up to £1,000,000 with an initial 10-year term. The Facility Agreement is uncommitted and has the objective of issuing notes that may be denominated in U.S. Dollars, Pound Sterling, Euros, Australian Dollars, or Canadian Dollars.

Under the terms of the Facility Agreement, IWIP is the sole borrower. AP WIP Investments, which controls IWIP, is a guarantor of the loan and the loan is secured by the direct equity interests in IWIP. The loan is also secured by a debt service reserve account and escrow cash account of IWIP, which are included in restricted cash in the condensed consolidated balance sheets. The loan is senior in right of payment to all other debt of IWIP.

Through June 30, 2021, cumulative IWIP borrowings under the Facility Agreement consisted of €230,000 and £195,000, including borrowings of €75,000 and £55,000 made in August 2020 ($160,475 equivalent) that accrue interest at annual rates ranging from 2.97% to 3.74% and mature in August 2030. All other borrowings under the Facility Agreement were made in 2017 and 2018, accrue interest at annual rates ranging from 3.44% to 4.61% and mature in October 2027. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

DWIP II Loan Agreement

In 2015, AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, entered into a loan agreement, which was later amended and restated (the “A&R Mezzanine Loan Agreement”). In April 2020, APW OpCo acquired all of the rights to the loans and obligations under the A&R Mezzanine Loan Agreement from the lenders thereunder for $47,775, thereby settling this obligation and resulting in the recognition of a gain on the extinguishment of this obligation of $1,264 in the condensed consolidated statements of operations for the three months ended June 30, 2020.

On April 15, 2021, APW OpCo and DWIP II amended and restated the A&R Mezzanine Loan Agreement (the “DWIP II Loan Agreement”) to increase the borrowings thereunder to $75,000 and to modify the interest rate and the maturity date. Contemporaneously with entering into the DWIP II Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the DWIP II Loan Agreement to unrelated third-party lenders for an aggregate consideration of $75,000. Borrowings under the DWIP II Loan Agreement bear interest at 6% and shall be repaid in April 2023.

Subscription Agreement (up to £250,000)

In November 2019, AP WIP Investments Borrower, LLC, a subsidiary of AP WIP Investments (“AP WIP Investments Borrower”), entered into a subscription agreement (the “Subscription Agreement”) to borrow funds for working capital and other corporate purposes. AP WIP Investments is the guarantor of the loan, which is secured by AP Wireless’s direct equity interests in AP WIP Investments. The loan is senior in right of payment to all other debt of AP WIP Investments Borrower. The Subscription Agreement provides for funding up to £250,000 in the form of nine-year term loans consisting of tranches available in Euros, Pound Sterling and U.S. dollars, and requires a portion of the funding to be held in a debt service reserve account, which is presented in restricted cash in the condensed consolidated balance sheets.

Through June 30, 2021, cumulative borrowings under the Subscription Agreement consisted of €145,000, including borrowings of €77,000 made in February 2021 ($94,000 equivalent) of interest-only notes that have a blended cash pay interest rate of 3.9% plus 1.75% payment-in-kind interest and mature in November 2028. All other borrowings under the Subscription Agreement were made in 2019, bear interest at 4.25% plus 2.0% payment-in-kind interest and mature in November 2028. Interest payable in cash is paid quarterly, whereas payment-in-kind interest accrues to the principal balance and is payable upon repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee.

Commitment Letter

On May 4, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with Centerbridge Partners Real Estate Fund, LP., Centerbridge Partners Real Estate Fund SBS, LP. and Centerbridge Special Credit (collectively, the “Centerbridge Entities”) pursuant to which the Centerbridge Entities agreed, subject to the negotiation and execution of definitive documentation and the terms of the Commitment Letter, to purchase from the Company up to $50,000 of senior unsecured convertible notes. As consideration for the commitment and the Centerbridge Entities’ services in structuring the convertible notes, the Company agreed to pay the Centerbridge Entities a non-refundable fee of $1,500 payable upon the terms set forth in the Commitment Letter. The Commitment Letter did not obligate the Company to issue any convertible notes and automatically terminated on August 2, 2021, the end of the commitment period, with no convertible notes issued thereunder. For the three months ended June 30, 2021, the Company amortized the proportionate amount of the commitment fee in interest expense, net in the condensed consolidated statements of operations, totaling $950.

Debt Discount and Financing Costs

In connection with the borrowings made under the Subscription Agreement in February 2021 and the DWIP II Loan Agreement in April 2021, deferred financing fees were incurred, totaling $1,780 and $2,072, respectively. Amortization of debt discount and deferred financing costs, included in interest expense, net in the condensed consolidated statements of operations, was $379 and $514 for the three and six months ended June 30, 2021, respectively, $18 for the three months ended June 30, 2020, $28 for the period from February 10 to June 30, 2020 (Successor), and $281 for the period from January 1 to February 9, 2020 (Predecessor).
10.	Income Taxes

Income tax expense was $6,144 and $5,422 for the three and six months ended June 30, 2021, respectively, $442 for the three months ended June 20, 2020, $1,429 for the period from February 10 to June 30, 2020 (Successor), and $767 for the period from January 1 to February 9, 2020 (Predecessor). For the six months ended June 30, 2021, the effective tax rate was (13.5)%, compared to (1.4)% for the period February 10 through June 30, 2020 (Successor) and 11.0% for the period January 1 through February 9, 2020 (Predecessor). The Company’s recorded income tax expense in relation to its pre-tax income or loss was lower than an amount that would result from applying the applicable statutory tax rates to such income or loss in each period, primarily due to limitations on the recognition of tax benefits as a result of full valuation allowances maintained in several taxing jurisdictions.

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

In addition to providing long-term capital, the Series A Founder Preferred Stock was issued to have the effect of incentivizing the holders to achieve the Company’s objectives. As described below, they are structured to provide a return based on the future appreciation of the market value of the Class A Shares.

Upon the closing of the Transaction and if the average price per Class A Share for any ten consecutive trading days is at least $11.50, a holder of Series A Founder Preferred Stock will be entitled to receive, when, as and if declared by the Company’s Board of Directors (the “Board”), and payable in preference and priority to the declaration or payment of any dividends on the Class A Shares or any other junior stock, a cumulative annual dividend. Such dividend will be payable in Class A Shares or cash, in the sole discretion of the Board. In the first year in which such dividend becomes payable, such dividend will be equal in value to (i) 20% of the increase in the market value of one Class A Share, being the difference between $10.00 per share and the average price per share, multiplied by (ii) such number of outstanding Class A Shares immediately following the Transaction, which totaled 58,425,000 shares (“Preferred Share Dividend Equivalent”). Thereafter, the dividend will become payable only if the average price during any subsequent year is greater than the highest average price in any preceding year in which a dividend was paid in respect of the Series A Founder Preferred Stock. Such dividend will be equal in value to 20% of the increase in the average price over the highest average price in any preceding year multiplied by the Preferred Share Dividend Equivalent. In addition, the Series A Founder Preferred Stock will also participate in any dividends on the Class A Shares on an as-converted to Class A Shares basis. In addition, commencing on and after the closing of the Transaction, where the Company pays a dividend on its Class A Shares, the Series A Founder Preferred Stock will also receive an amount equal to 20% of the dividend which would be distributable on such number of Class A Shares equal to the Preferred Share Dividend Equivalent. All such dividends on the Series A Founder Preferred Stock will be paid contemporaneously with the dividends on the Class A Shares.

On the last day of the seventh full financial year of the Company after the closing of the Transaction, the Series A Founder Preferred Stock will automatically convert into Class A Shares on a one-for-one basis. Prior to the automatic conversion, a holder of Series A Founder Preferred Stock may require some or all of such holder’s Series A Founder Preferred Stock to be converted into an equal number of Class A Shares, as adjusted. Also, in connection with the Transaction, the holders of Series A Founder Preferred Stock entered into the Shareholder Agreement (as defined below), pursuant to which they agreed, among other things, not to make or solicit any transfer of their Series A Founder Preferred Stock prior to December 31, 2027, subject to certain exceptions.

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

Pursuant to the Shareholder Agreement, two of the Founder Directors will be appointed by holders of the Series A Founder Preferred Stock and two of the Founder Directors will be appointed by holders of the Series B Founder Preferred Stock. Additionally, the holders of the Series B Founder Preferred Stock have the right to appoint the majority of the members of the nominating and governance committee of the Board.

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

Class B Common Stock

The Class B Shares were issued to (i) the Continuing OpCo Members on the Closing Date pursuant to the Transaction and (ii) certain officers of the Company pursuant to the Company’s Long-Term Incentive Plan. Each holder is entitled to one vote per share together as a single class with Class A Common Stock. Class B Shares are deemed to be non-economic interests. The holders of Class B Common Stock will not be entitled to receive any dividends (including cash, stock or property) in respect of their Class B Shares. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of Class B Common Stock will not be entitled to receive any assets or funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of Founder Preferred Stock (or other series or class of Preferred Stock of the Company that may be outstanding at such time). Class B Shares are not convertible or exchangeable for any other class of series of shares of the Company.

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

Warrants

In connection with Landscape’s initial placement of Ordinary Shares, the Company issued 50,025,000 Warrants to the purchasers of both Ordinary Shares and Founder Preferred Stock (including the 25,000 Warrants that were issued to non-founder directors of Landscape for their fees). Each Warrant has a term of 3 years following the Transaction and now entitles a holder of a Warrant to purchase for cash one-third of a Class A Share upon exercise. Warrants are exercisable in multiples of three for one Class A Share at a price of $11.50 per whole Class A Share. The Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price of a Class A Share exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Warrant). The Company considers the mandatory redemption provision of the Warrant to be a cancellation of the instrument given the nominal value to be paid out upon redemption. As of June 30, 2021, the total number of Warrants outstanding was 50,022,202 in respect of 16,674,068 Class A Shares.

Noncontrolling Interest

Noncontrolling interests consist of limited liability company units of APW OpCo not owned by Radius and includes the following units issued by APW OpCo and further described below: Class B Common Units, Series A Rollover Profits Units and Series B Rollover Profits Units. As of June 30, 2021, the portion of APW OpCo not owned by Radius was approximately 6.7%, representing the noncontrolling interest.

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

Series B Rollover Profits Units

Series B Rollover Profits Units became equitized when such holders’ capital accounts maintained for federal income tax purposes exceeded a predetermined threshold. Once equitized, a Series B Rollover Profits Unit is treated for all purposes as one Class B Common Unit, subject to meeting vesting conditions.
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

Subject to adjustment, the maximum number of shares of Company stock (either Class A Common Stock, Class B Common Stock, or Series B Founder Preferred Stock) that may be issued or paid under or with respect to all awards granted under the Equity Plan is 13,500,000, in the aggregate. Generally, awards will deliver Class A Shares, Class B Shares or Series B Founder Preferred Stock. Each Class B Share available under the Equity Plan may be granted only in tandem with units designated as “Series A LTIP Units” pursuant to the APW OpCo LLC Agreement or upon conversion of the Series B Founder Preferred Stock, and each share of Series B Founder Preferred Stock available under the Equity Plan may be granted only in tandem with units designated as “Series B LTIP Units” pursuant to the APW OpCo LLC Agreement. As of June 30, 2021, there were approximately 3,119,646 share-based awards collectively available for grant under the Equity Plan.

The Equity Plan will remain in effect until February 10, 2030, unless terminated earlier by the Board, and is subject to amendments as the Compensation Committee considers appropriate, subject to the consent of participants if such changes adversely affect the participant’s outstanding rights. Shareholder approval is required to increase the permitted dilution limits and change eligibility requirements.

Long-Term Incentive Plan

On February 10, 2020, the Company granted each executive officer of the Company an initial award (each, an “Initial Award”) of Series A LTIP Units and/or Series B LTIP Units (the “LTIP Units”) and, in tandem with LTIP Units, an equal number of Class B Shares and/or shares of Series B Founder Preferred Stock (collectively, the “Tandem Shares”), subject to the terms and conditions of the Equity Plan.

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

A summary of the changes in the LTIP Units for the three months ended June 30, 2021 is presented below:

	Series A LTIP Units	Series B LTIP Units
Outstanding at December 31, 2020	5,400,000	1,386,033
Granted	—	—
Exercised	—	—
Outstanding at June 30, 2021	5,400,000	1,386,033
Exercisable at June 30, 2021	855,504	372,358

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

For the three and six months ended June 30, 2021, for the three months ended June 30, 2020, and for the period from February 10 to June 30, 2020 (Successor), the Company recognized share-based compensation expense of $3,313, $6,626, $3,313 and $4,777, respectively, for LTIP Units. As of June 30, 2021, there was $35,460 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock

The Equity Plan permits the Compensation Committee to grant restricted stock awards to eligible recipients as detailed in the Equity Plan. Restricted stock awards are subject to the conditions in the Equity Plan as well as an individual award agreement further detailing the conditions of each award.

Restricted stock awards granted under the Equity Plan generally are non-transferable until vesting of each award is complete. Each restricted stock award granted under the Equity Plan grants the recipient one Class A Share at no cost to the recipient, subject to the terms and conditions of the Equity Plan and associated award agreement. Generally, vesting of restricted stock awards granted under the Equity Plan is contingent upon the recipient’s completion of service, which ranges from one to five years beginning on the grant date.

A summary of the changes in the Company’s nonvested restricted stock awards for the six months ended June 30, 2021 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2020	261,429	$8.92
Granted	48,492	$13.92
Vested	(214,629)	$(9.16)
Forfeited	—	—
Nonvested at June 30, 2021	95,292	$10.93

For the three and six months ended June 30, 2021, for the three months ended June 30, 2020, and for the period from February 10 to June 30, 2020 (Successor), the Company recognized share-based compensation expense of $196, $692, $356 and $405, respectively, for restricted stock awards. As of June 30, 2021, there was $739 of total unrecognized compensation cost related to restricted stock awards granted as of June 30, 2021. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

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

During the six months ended June 30, 2021, 646,500 stock options were granted to employees of the Company at a weighted-average exercise price of $13.61 per share. Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. The weighted-average fair value of the stock options granted was $3.88 on the grant date using the Black-Scholes option pricing model, which used the following weighted-average assumptions: expected term – 6.5 years; expected volatility – 26.2%; and risk-free interest rate – 0.9%.

For the three and six months ended June 30, 2021 and for the three months ended June 30, 2020, the Company recognized share-based compensation expense of $333, $626, and $70, respectively, for stock options granted to employees. As of June 30, 2021, there was $5,589 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 4.2 years.

The following table summarizes the changes in the number of common shares underlying options for the six months ended June 30, 2021:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2020	2,813,000	$7.84
Granted	646,500	$13.61
Exercised	(17,000)	$7.63
Forfeited	(50,100)	$8.41
Outstanding at June 30, 2021	3,392,400	$8.94
Exercisable at June 30, 2021	607,200	$8.44

13.	Basic and Diluted Income (Loss) per Common Share

Net income (loss) is allocated between the common shares and other participating securities based on their participation rights. The Series A Founder Preferred Stock represent participating securities. Net loss attributable to common shares is not adjusted for the Series A Founder Preferred Stock’s right to earnings, because these shares are not contractually obligated to share in losses of the Company. Additionally, the Company excluded the outstanding Warrants, stock options, restricted shares, LTIP Units and Series A Founder Preferred Stock because the securities’ effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share using the two-class method:

	Successor
	Three months ended June 30, 2021	Six months ended June 30, 2021	Three months ended June 30, 2020	Period from February 10, 2020 to June 30, 2020
Numerator:
Net loss attributable to stockholders	$(34,522)	$(42,101)	$(25,548)	$(103,858)
Stock dividend payment to holders of Series A Founder Preferred Stock	—	(31,391)	—	—
Net loss attributable to common stockholders	$(34,522)	$(73,492)	$(25,548)	$(103,858)
Denominator:
Weighted average common shares outstanding - basic and diluted	68,724,275	64,127,528	58,425,000	58,425,000

Basic and diluted loss per common share	$(0.50)	$(1.15)	$(0.44)	$(1.78)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Successor
	Three months ended June 30, 2021	Six months ended June 30, 2021	Three months ended June 30, 2020	Period from February 10, 2020 to June 30, 2020
Shares of Series A Founder Preferred Stock	1,600,000	1,600,000	1,600,000	1,600,000
Warrants	16,674,068	16,674,068	16,675,000	16,675,000
Stock options	3,392,400	3,392,400	2,647,000	2,647,000
Restricted stock	95,292	95,292	207,002	207,002
LTIP Units	6,786,033	6,786,033	6,786,033	6,786,033

14.	Commitments and Contingencies

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

The outbreak of COVID-19 has spread to many countries throughout the world, including each of the jurisdictions in which the Company operates, has had a negative impact on economic conditions globally and there are concerns for a prolonged deterioration of global financial conditions. Beginning in March 2020, the Company took measures to mitigate the broader public health risks associated with COVID-19 to its business and employees, including through office closures and self-isolation of employees where possible in line with the recommendations of relevant health authorities; however, the full extent of the COVID-19 outbreak and the adverse impact this may have on the Company's workforce and operations is unknown. In addition, as a result of the COVID-19 outbreak, there have been and may continue to be short-term impacts on the Company’s ability to acquire new rental streams. For example, leasing transactions in certain civil law jurisdictions, such as Brazil, Chile and Colombia, often require the notarization of legal documents in person as part of the closing procedure. Government-imposed restrictions on the opening of offices and/or self-isolation measures, particularly in Latin American countries, have had and may continue to have an adverse impact on the availability of notaries or other legal service providers from time to time. Accordingly, there can be no assurances that there will not be a material adverse effect on the Company’s results of operations and financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2021. This discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Annual Report”).

Overview

We are a holding company with no material assets other than our limited liability company interests in APW OpCo LLC (“APW OpCo”), the indirect parent of AP WIP Investments, LLC (“AP WIP Investments”) and its consolidated subsidiaries (the “APW Group”). We were incorporated as Landscape Acquisition Holdings Limited (“Landscape”) under the laws of the British Virgin Islands on November 1, 2017 and were formed to undertake an acquisition of a target company or business. On November 20, 2017, Landscape raised approximately $500 million before expenses and its ordinary shares (“Ordinary Shares”) and warrants (“Warrants”) were listed on the London Stock Exchange (“LSE”).

On February 10, 2020 (the “Closing Date”), Landscape completed the acquisition of AP WIP Investments Holdings, LP (“AP Wireless”), the direct parent of AP WIP Investments, from Associated Partners, L.P. (“Associated Partners”), pursuant to a merger agreement entered into on November 19, 2019. Effective as of the Closing Date, we changed our name to Digital Landscape Group, Inc. The acquisition, together with the other transactions contemplated by the merger agreement, are referred to as the “APW Acquisition.” Except as the context otherwise requires, for all dates and periods ending on or before the Closing Date, the historical financial results discussed below with respect to such periods reflect the results of the APW Group, which is considered to be our predecessor for financial reporting purposes (“Predecessor”). We did not own the APW Group during any such periods, and such historical financial results may not be indicative of the results we would expect to recognize for periods after the Closing Date, or that we would have recognized had we owned the APW Group during such periods.

Upon completion of the APW Acquisition on the Closing Date, we acquired a 91.8% interest in APW OpCo, the parent of AP Wireless and the indirect parent of the APW Group, through a merger of one of Landscape’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the APW Acquisition, we owned 91.8% of APW OpCo, with certain Radius executive officers and former partners of Associated Partners who were members of APW OpCo immediately prior to the Closing Date and who elected to roll over their investment in APW OpCo in connection with the APW Acquisition (collectively, the “Continuing OpCo Members”) owning the remaining 8.2% interest in APW OpCo. As a result, the AP Wireless business was and continues to be 100% owned by Radius and the Continuing OpCo Members. Certain securities of APW OpCo issued and outstanding upon completion of the APW Acquisition are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for shares (“Class A Shares”) of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”). If all APW OpCo securities have vested and no securities have been exchanged for Class A Common Stock, we will own approximately 85.6% of APW OpCo as of June 30, 2021.

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

The APW Group

The APW Group is one of the largest international aggregators of rental streams underlying wireless and other digital infrastructure sites through the acquisition of telecom real property interests and contractual rights. The APW Group typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae or other digital infrastructure (each such lease, a “Tenant Lease”). Typically, the APW Group acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower or antennae or other digital infrastructure, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the APW Group the right to receive the rents from the Tenant Lease. In addition, the APW Group purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right. As of June 30, 2021 and December 31, 2020, we had interests, respectively, in 7,748 and 7,189 leases that generate rents for us. These leases related to properties that were situated, respectively, on 5,868 and 5,427 different communications sites, throughout the United States and 18 other countries. Revenue was $25.0 million for the three months ended June 30, 2021 and $62.9 million and $6.8 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively As of June 30, 2021 and December 31, 2020, annualized in-place rents were approximately $102.4 million and $84.1 million, respectively. For a definition of annualized in-place rents and a comparison to revenue, the most directly comparable financial measure recorded in accordance with generally accepted accounting principles in the U.S. (“GAAP”), see “—Non-GAAP Financial Measures” below.

The APW Group’s primary objectives are continuously to acquire, aggregate and hold underlying real property interests and revenue streams critical for wireless and other digital communications. The APW Group purchases the right to receive future rental payments generated pursuant to an existing Tenant Lease between a property owner and an owner of a wireless tower or antennae, or other digital infrastructure assets either through an up-front payment or on an installment basis from landowners who have leased their property to companies that own telecommunications infrastructure assets. The real property interests (other than fee simple interests which are perpetual) typically have stated terms of 30 to 99 years, although some are shorter, and provide the APW Group with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. In most cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides the APW Group with the right and opportunity for renewals and extensions. In addition to real property rights, the APW Group acquires contractual rights by way of an assignment of rents. The rent assignment is a contractual obligation pursuant to which the property owner assigns to the APW Group its right to receive all communications rents relating to the property, including rents arising under the Tenant Lease. A rent assignment relates only to an existing Tenant Lease and therefore would not provide the APW Group the ability automatically to benefit from lease renewals beyond those provided for in the existing Tenant Lease. However, in these cases, the APW Group either limits the purchase price of the asset to the term of the current Tenant Lease or obtains the ability to negotiate future leases and a contractual obligation from the property owner to assign rental streams from future Tenant Lease renewals.

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

Impact of the COVID-19 Global Pandemic

The outbreak of COVID-19 and the response thereto has had an impact in each of the jurisdictions in which we operate and has had a negative impact on economic conditions globally. We continue to monitor developments related to the pandemic, and our decisions will continue to be driven by the health and well-being of our employees, business partners and communities. Our offices globally were largely shut down beginning in the middle of March 2020, although in all cases our operations have continued with employees working remotely from their homes. In addition, as a result of the COVID-19 outbreak, there have been and may continue to be short-term impacts on our ability to acquire new rental streams. Government-imposed restrictions on the opening of offices and/or self-isolation measures, particularly in Latin American countries, have had and may continue to have an adverse impact on the availability of notaries or other legal service providers from time to time. Further, global macro-economic conditions resulted in declines in foreign currency exchange rates and heightened volatility in foreign currency exchange rates across multiple currencies.

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

We believe we have sufficient liquidity to operate our business and that we have the ability to continue investing in our business and acquiring assets during the current phase of the pandemic. As of June 30, 2021, we had $336.8 million in total cash and cash equivalents and restricted cash.

Nevertheless, the extent to which COVID-19 will ultimately impact our results of operations and financial condition as well as the financial condition of our tenants will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the outbreak; the availability, distribution, acceptance and efficacy of vaccines; new or mutated strains of COVID-19 (such as the delta variant) or a similar virus (including vaccine-resistant strains); the impact of the outbreak on global economic activity and financial markets, including the possibility of a continued global economic downturn and volatility in the global capital markets which, among other things, may increase the cost of capital and adversely impact our access to capital. These impacts, individually or collectively, could have a material adverse impact on our results of operations and financial condition as the pandemic continues.

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

Except as the context otherwise requires, for all dates and periods ending on or before the Closing Date, the historical financial results discussed below with respect to such periods reflect the results of our Predecessor, the APW Group. We did not own the APW Group during any such periods, and such historical financial results may not be indicative of the results we would expect to recognize for periods after the Closing Date, or that we would have recognized had we owned the APW Group during such periods. For the Successor period from February 10, 2020 through June 30, 2020 and all subsequent periods, Radius consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries.

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

Key Statement of Operations Items

Revenue

We generate revenue by acquiring the right to receive future rental payments at operating wireless and other digital infrastructure communications sites generated pursuant to existing Tenant Leases between a property owner and companies that own and operate cellular communication towers and other telecommunications infrastructure. Revenue is generated on in-place existing Tenant Leases, amendments and extensions on in-place existing Tenant Leases, and additional Tenant Leases at the operating wireless communications site.

Revenue is recorded as earned over the period in which the lessee is given control over the use of the communication site and recorded over the term of the lease, not including renewal terms, since the lease arrangements are cancellable by both parties. Rent received in advance is recorded when we receive advance rental payments from the in-place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance.

Selling, general and administrative expense

Selling, general and administrative expense predominantly relates to activities associated with the acquisition of wireless communications assets and consists primarily of sales and related compensation expense, marketing expense, data accumulation cost, underwriting costs, legal and professional fees, travel and facilities costs.

Share-based compensation expense

Share-based compensation expense is recorded for equity awards granted to employees and nonemployees over the requisite service period associated with the award, based on the grant-date fair value of the award.

Realized and unrealized gain (loss) on foreign currency debt

Our debt facilities are denominated in Euros, Pound Sterling and U.S. dollars, with U.S. dollars being our functional currency. The borrowings under the Facility Agreement (as defined in Note 9 to the condensed consolidated financial statements) are denominated in Euros and Pound Sterling and the borrowings under the Subscription Agreement (as defined in Note 9 to the condensed consolidated financial statements) are denominated in Euros. The obligation balances of both agreements are translated to U.S. dollars in the balance sheet date and any resulting translation adjustments are reported in our statement of operations as a gain (loss) on foreign currency debt.

Interest expense, net

Interest expense primarily includes interest due under our debt agreements and amortization of deferred financing costs and debt discounts, net of interest earned on invested cash.

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 7,748 and 7,189 leases as of June 30, 2021 and December 31, 2020, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 5,868 and 5,427 sites as of June 30, 2021 and December 31, 2020, respectively.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA is defined as net income (loss) before net interest expense, income tax expense, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and further adjusting for non-cash impairment—decommissions expense, realized and unrealized gains and losses on foreign currency debt, realized and unrealized foreign exchange gains/losses associated with non-debt transactions and balances denominated in a currency other than the functional currency, share-based compensation expense, nonrecurring expenses incurred in connection with the Domestication, transaction-related costs recorded in selling, general and administrative expenses incurred for incremental business acquisition pursuit (successful and unsuccessful) and related financing and integration activities, and nonrecurring severance costs included in selling, general and administrative expenses. Management believes the presentation of EBITDA and Adjusted EBITDA provides valuable additional information for users of the financial statements in assessing our financial condition and results of operations. Each of EBITDA and Adjusted EBITDA has important limitations as analytical tools because they exclude some, but not all, items that affect net income, therefore the calculation of these financial measures may be different from the calculations used by other companies and comparability may therefore be limited. You should not consider EBITDA, Adjusted EBITDA or any of our other non-GAAP financial measures as an alternative or substitute for our results.

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

	Successor				Predecessor
(in thousands)	Three months ended June 30, 2021	Six months ended June 30, 2021	Three months ended June 30, 2020	Period from February 10, 2020 to June 30, 2020	Period from January 1, 2020 to February 9, 2020
(unaudited)
Net income (loss)	$(37,337)	$(45,522)	$(27,751)	$(106,832)	$6,177
Amortization and depreciation	15,575	29,655	11,714	18,829	2,584
Interest expense, net	12,267	21,254	5,788	9,322	3,623
Income tax expense	6,144	5,422	442	1,429	767
EBITDA	(3,351)	10,809	(9,807)	(77,252)	13,151
Impairment—decommissions	1,707	2,394	76	597	530
Realized and unrealized loss (gain) on foreign currency debt	3,662	(10,945)	3,539	(730)	(11,500)
Share-based compensation expense	3,842	7,945	3,738	75,101	—
Realized and unrealized foreign currency loss (gain) - other	(90)	2,003	231	890	523
Nonrecurring Domestication and public company registration expenses	—	—	5,111	5,111	—
Transaction-related costs	1,724	1,724	—	—	—
Adjusted EBITDA	$7,494	$13,930	$2,888	$3,717	$2,704

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

	Successor		Predecessor
(in thousands)	Six months ended June 30, 2021	Period from February 10, 2020 to June 30, 2020	Period from January 1, 2020 to February 9, 2020
(unaudited)
Investments in real property interests and related intangible assets	$223,239	$45,729	$5,064
Committed contractual payments for investments in real property interests and intangible assets	11,152	11,541	1,533
Foreign exchange translation impacts and other	(1,211)	(217)	(262)
Acquisition Capex	$233,180	$57,053	$6,335

Annualized In-Place Rents

Annualized in-place rents is a non-GAAP measure that measures performance based on annualized contractual revenue from the rents expected to be collected on leases owned and acquired (“in place”) as of the measurement date. Annualized in-place rents is calculated using the implied monthly revenue from all revenue producing leases that are in place as of the measurement date multiplied by twelve. Implied monthly revenue for each lease is calculated based on the most recent rental payment under such lease. Management believes the presentation of annualized in-place rents provides valuable additional information for users of the financial statements in assessing our financial performance and growth. In particular, management believes the presentation of annualized in-place rents provides a measurement at the applicable point of time as opposed to revenue, which is recorded in the applicable period on revenue-producing assets in place as they are acquired. Annualized in-place rents has important limitations as an analytical tool because it is calculated at a particular moment in time, the measurement date, but implies an annualized amount of contractual revenue. As a result, following the measurement date, among other things, the underlying leases used in calculating the annualized in-place rents financial measure may be terminated, new leases may be acquired, or the contractual rents payable under such leases may not be collected. In these respects, among others, annualized in-place rents differs from “revenue”, which is the closest comparable GAAP measure and which represents all revenues (contractual or otherwise) earned over the applicable period. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease. You should not consider annualized in-place rents or any of the other non-GAAP measures we utilize as an alternative or substitute for our results. The following is a comparison of annualized in-place rents to revenue, the most comparable GAAP measure:

	Successor		Predecessor
(in thousands)	Six months ended June 30, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue for year ended December 31		$62,923	$6,836
Annualized in-place rents as of December 31		$84,071
Annualized in-place rents as of June 30	$102,376

Comparison of the results of operations for the three months ended June 30, 2021 and June 30, 2020

Our selected financial information for the three months ended June 30, 2021 and 2020 set out below has been extracted without material adjustment from the unaudited condensed consolidated financial information of the Company included elsewhere in this Quarterly Report.

	Successor
(in thousands)	Three months ended June 30, 2021	Three months ended June 30, 2020
Condensed Consolidated Statements of Operations Data
Revenue	$24,973	$16,181
Cost of service	513	104
Gross profit	24,460	16,077
Selling, general and administrative	18,866	20,017
Share-based compensation	3,842	3,738
Amortization and depreciation	15,575	11,714
Impairment—decommissions	1,707	76
Operating loss	(15,530)	(19,468)
Realized and unrealized loss on foreign currency debt	(3,662)	(3,539)
Interest expense, net	(12,267)	(5,788)
Other income (expense), net	266	222
Gain on extinguishment of debt	—	1,264
Loss before income taxes	(31,193)	(27,309)
Income tax expense	6,144	442
Net loss	$(37,337)	$(27,751)

Revenue

Revenue was $25.0 million for the three months ended June 30, 2021, compared to $16.2 million for the three months ended June 30, 2020. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as the incremental revenue generated from our Acquisition Capex during the twelve-month period subsequent to June 30, 2020 was $5.9 million. The remaining $2.9 million increase was due primarily to favorable foreign exchange rate effects on revenue and, to a lesser extent, impacts of rent escalations in our Tenant Leases.

Cost of service

Cost of service was $513 thousand for the three months ended June 30, 2021, compared to $104 thousand for the three months ended June 30, 2020. The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired during the twelve-month period subsequent to June 30, 2020.

Selling, general and administrative expense

Selling, general and administrative expense was $18.9 million for the three months ended June 30, 2021, compared to $20.0 million for the three months ended June 30, 2020. General and administrative expenses associated with servicing our real property interest assets was $1.7 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively. Included in selling, general and administrative expense in the three months ended June 30, 2020 were expenses for nonrecurring domestication and public company registration activities totaling $5.1 million and compensation expense recorded for one-time compensation payments for the benefit of certain AP Wireless employees totaling $3.2 million. The remaining increase in selling, general and administrative expenses was primarily due to increases in transaction-related expenses of $1.7 million, legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements of approximately $1.7 million and expenses related to being a U.S. public company of approximately $1.4 million. The remainder of the increase in selling, general and administrative expenses was due primarily to the inclusion of compensation and facilities-related costs associated with the Radius management team that were incremental expenses associated with increasing staff and other resources necessary for being a U.S. public company.

Share-based compensation

Share-based compensation expense was $3.8 million for the three months ended June 30, 2021, compared to $3.7 million for the three months ended June 30, 2020. The increase in share-based compensation expense is primarily due to the issuances of stock option awards during the twelve-month period subsequent to June 30, 2020.

Amortization and depreciation

Amortization and depreciation expense was $15.6 million for the three months ended June 30, 2021, compared to $11.7 million for the three months ended June 30, 2020. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to June 30, 2020.

Impairment—decommissions

Impairment-decommissions was $1.7 million for the three months ended June 30, 2021, compared to $0.1 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, we experienced ten tenant decommissions of wireless communications sites, as compared to one decommission in the same period in 2020.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a loss of $3.7 million for the three months ended June 30, 2021, compared to a loss of $3.6 million in the three months ended June 30, 2020. In each of the three months ended June 30, 2021 and 2020, the Euro strengthened relative to the U.S. dollar, while the changes in Pound Sterling were relatively marginal.

Interest expense, net

Interest expense, net was $12.3 million for the three months ended June 30, 2021, compared to $5.8 million for the three months ended June 30, 2020. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the incremental deferred financing costs incurred net of the repayments made during the twelve months subsequent to June 30, 2020.

Other income (expense), net

Other income (expense), net was income of $0.3 million for the three months ended June 30, 2021, compared to income of $0.2 million in the three months ended June 30, 2020. Foreign exchange gains recorded in other income (expense), net were $0.1 million for the three months ended June 30, 2021, compared to losses of $0.2 million in same period in 2020 The remaining change in other income (expense), net was due primarily to lower income in the three months ended June 30, 2021 related to receipts from tenants of incremental lease charges owed for periods prior to our acquisitions of the related real property interests for which we are contractually entitled to recover, as compared to receipts recorded in other income (expense), net in the same period in 2020.

Income tax expense

Income tax expense was $6.1 million for the three months ended June 30, 2021, compared to income tax expense of $0.4 million for the three months ended June 30, 2020. During the three months ended June 30, 2021, the effect of a rate change in the United Kingdom totaling $6.2 million was recorded in income tax expense.

Comparison of the results of operations for the six months ended June 30, 2021 and June 30, 2020

Our selected financial information for the six months ended June 30, 2021 and periods from and including February 10, 2020 to June 30, 2020 (Successor) and from and including January 1, 2020 to February 9, 2020 (Predecessor) set out below has been extracted without material adjustment from the unaudited condensed consolidated financial information of the Successor included elsewhere in this Quarterly Report.

	Successor		Predecessor
(in thousands)	Six months ended June 30, 2021	Period from February 10, 2020 to June 30, 2020	Period from January 1, 2020 to February 9, 2020
Condensed Consolidated Statements of Operations Data
Revenue	$47,145	$24,936	$6,836
Cost of service	808	175	34
Gross profit	46,337	24,761	6,802
Selling, general and administrative	34,255	28,684	4,344
Share-based compensation	7,945	75,101	—
Amortization and depreciation	29,655	18,829	2,584
Impairment—decommissions	2,394	597	530
Operating loss	(27,912)	(98,450)	(656)
Realized and unrealized gain on foreign currency debt	10,945	730	11,500
Interest expense, net	(21,254)	(9,322)	(3,623)
Other income (expense), net	(1,879)	375	(277)
Gain on extinguishment of debt	—	1,264	—
Income (loss) before income taxes	(40,100)	(105,403)	6,944
Income tax expense	5,422	1,429	767
Net income (loss)	$(45,522)	$(106,832)	$6,177

Revenue

Revenue was $47.1 million for the six months ended June 30, 2021, compared to $24.9 million and $6.8 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively.  The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as the incremental revenue generated from our Acquisition Capex during the twelve-month period subsequent to June 30, 2020 was $10.9 million. The remaining $4.5 million increase was due primarily to favorable foreign exchange rate effects on revenue and, to a lesser extent, impacts of rent escalations in our Tenant Leases.

Cost of service

Cost of service was $808 thousand for the six months ended June 30, 2021, compared to $175 thousand and $34 thousand for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired during the twelve-month period subsequent to June 30, 2020.

Selling, general and administrative expense

Selling, general and administrative expense was $34.3 million for the six months ended June 30, 2021, compared to $28.7 million and $4.3 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. General and administrative expenses associated with servicing our real property interest assets was $3.5 million for the six months ended June 30, 2021, compared to $2.3 million and $0.6 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Selling, general and administrative expense for the Successor period from February 10 to June 30, 2020 included expenses for nonrecurring domestication and public company registration activities totaling $5.1 million, transfer taxes resulting from the APW Acquisition of $1.8 million and compensation expense recorded for one-time compensation payments for the benefit of certain AP Wireless employees totaling $3.2 million. Significant factors associated with the remaining increase in selling, general and administrative expenses were increases in transaction-related costs of $1.7 million, legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements of approximately $2.7 million and expenses related to being a U.S. public company of approximately $3.0 million. The remainder of the increase in selling, general and administrative expenses was due primarily to the inclusion of compensation and facilities-related costs associated with the Radius management team and staff for a full six months in the six months ended June 30, 2021, whereas such costs only were incurred for the period from February 10 to June 30, 2020, as well as incremental expenses associated with increasing staff and other resources necessary for being a U.S. public company.

Share-based compensation

Share-based compensation expense was $7.9 million for the six months ended June 30, 2021, compared to $75.1 million for the Successor period from February 10 to June 30, 2020. Our February 2020 grant of awards of LTIP Units to each of our executive officers under the 2020 Equity Incentive Plan (the “Equity Plan”) resulted in share-based compensation expense of $6.6 million and $4.8 million for the six months ended June 30, 2021 and for the Successor period from February 10 to June 30, 2020, respectively. Share-based compensation expense recognized in the six months ended June 30, 2021 and in the Successor period from February 10 to June 30, 2020 for the restricted stock and stock option awards was approximately $1.3 million and $0.5 million, respectively.

In the Successor period from February 10 to June 30, 2020, expense for two share-based compensation awards, totaling $69.9 million, was recognized upon the consummation of the APW Acquisition. In November 2017, Landscape issued 1,600,000 Series A Founder Preferred Stock to certain of its founders in connection with Landscape’s initial placement of Ordinary Shares and Warrants. The Series A Founder Preferred Stock were structured to provide a return based on the future appreciation of the market value of the Ordinary Shares and provided for an annual dividend amount to be payable subsequent to an acquisition by Landscape, based on the market price of the Ordinary Shares. This dividend feature was deemed to be compensatory to the Landscape founders receiving the Series A Founder Preferred Stock and classified as a market condition share-based compensation award. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the Series A Founder Preferred Stock, which approximated $69.5 million. In addition, share-based compensation expense totaling approximately $0.4 million was recognized and was associated with 125,000 stock options that were issued to non-founder directors of Landscape in November 2017.

Amortization and depreciation

Amortization and depreciation expense was $29.7 million for the six months ended June 30, 2021, compared to $18.8 million and $2.6 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. In connection with the recording of the fair value adjustments in the accounting for the APW Acquisition, the increase in the carrying amount of our real property interests and intangible assets resulted in additional amortization expense of approximately $12.4 million and $9.7 million in the six months ended June 30, 2021 and the Successor period from February 10 to June 30, 2020, respectively. The remaining increase was due primarily due to amortization on the real property interests acquired during the twelve months subsequent to June 30, 2020.

Impairment—decommissions

Impairment-decommissions was $2.4 million for the six months ended June 30, 2021, compared to $0.6 million and $0.5 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Tenant decommissions of wireless communications sites in 2021 included higher carrying amounts that in the aggregate were higher by $0.6 million than those for sites decommissioned in the same period in 2020, as a result of the fair value adjustments made in the accounting for the APW Acquisition. The remaining increase is due to a higher number of decommissioned sites in six months ended June 30, 2021 as compared to the same period in 2020.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a gain of $10.9 million for the six months ended June 30, 2021, compared to gains of $0.7 million and $11.5 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. In the six months ended June 30, 2021, the Euro decreased significantly relative to the U.S. dollar, whereas the Pound Sterling increased marginally relative to the U.S. dollar. In each of the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, the Pound Sterling decreased significantly relative to the U.S. dollar.

Interest expense, net

Interest expense, net was $21.2 million for the six months ended June 30, 2021, compared to $9.3 million and $3.6 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the incremental deferred financing costs incurred net of the repayments made during the twelve months subsequent to June 30, 2020.

Other income (expense), net

Other income (expense), net was expense of $1.9 million for the six months ended June 30, 2021, compared to income of $0.4 million and expense of $0.3 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Foreign exchange losses recorded in other income (expense), net were $2.1 million for the six months ended June 30, 2021, compared to losses of $0.9 million and $0.5 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The remaining change in other income (expense), net was due primarily to lower income in the six months ended June 30, 2021 related to receipts from tenants of incremental lease charges owed for periods prior to our acquisitions of the related real property interests for which we are contractually entitled to recover, as compared to receipts recorded in other income (expense), net in the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively.

Income tax expense

Income tax expense was $5.4 million for the six months ended June 30, 2021, compared to income tax expense of $1.4 million and $0.8 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. During the six months ended June 30, 2021, the effect of a rate change in the United Kingdom totaling $6.2 million was recorded in income tax expense.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of the APW Group, (ii) our management of available cash, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital communications sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, restricted cash and borrowings available under our credit arrangements. As of June 30, 2021, we had working capital of approximately $236.0 million, including $281.8 million in unrestricted cash and cash equivalents. Additionally, as of June 30, 2021, we had $1.9 million and $53.2 million, including $37.8 million available to use in acquiring international assets, in short-term and long-term restricted cash, respectively.

In February 2021, a new tranche of debt was issued under the Subscription Agreement. We added approximately $94 million of USD equivalents (€77 million) of new interest-only secured notes under the existing debt facility. In addition, On April 15, 2021, APW OpCo and AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, amended and restated the A&R Mezzanine Loan Agreement (as defined in “Contractual Obligations and Material Cash Requirements” below) (the “DWIP II Loan Agreement”) to increase the borrowings thereunder to $75.0 million and to modify the interest rate and the maturity date. Contemporaneously with entering into the DWIP II Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the DWIP II Loan Agreement to unrelated third-party lenders for an aggregate consideration of $75.0 million. In addition to the available uncommitted borrowing capacity under our Facility Agreement of $838.8 million and Subscription Agreement of $170.6 million, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt or equity if needed or desired.

On May 11, 2021, we entered into an agreement to issue and sell an aggregate of 14,336,918 Class A Shares to certain institutional investors at a purchase price of $13.95 per Class A Share (representing a 5-day volume weighted average price per share of $14.68, less a 5% discount) for aggregate gross proceeds of $200.0 million. Total net offering proceeds to us were approximately $191.5 million after deducting placement agent fees and offering expenses.

Although we believe that our cash on hand, available restricted cash, and future cash from operations of the APW Group, together with our access to and the credit and capital markets, will provide adequate resources to provide both short-term and long-term liquidity, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of the APW Group and/or its operating subsidiaries, as applicable; (ii) our credit rating or absence of a credit rating and/or the credit rating of our operating subsidiaries, as applicable; (iii) the provisions of any relevant credit agreements and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the current state of the economy. There can be no assurances that we will continue to have access to the credit and capital markets on acceptable terms.

Cash Flows

The tables below summarize our cash flows from operating, investing and financing activities for the periods indicated and the cash and cash equivalents and restricted cash as of the applicable period end.

	Successor		Predecessor
(in thousands)	Six months ended June 30, 2021	Period from February 10, 2020 to June 30, 2020	Period from January 1, 2020 to February 9, 2020
Net cash used in operating activities	$(3,229)	$(28,175)	$(3,452)
Net cash used in investing activities	(223,577)	(305,483)	(22,604)
Net cash provided by (used in) financing activities	348,906	(52,785)	(3,399)

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$281,809	$99,896
Restricted cash	54,999	115,552

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2021 was $3.2 million, compared to net cash used in operating activities of $28.2 million and $3.5 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Cash used in the Successor period from February 10 to June 30, 2020 included payments made for accrued expenses of Landscape for professional fees and other costs incurred prior to the Successor period from February 10 to June 30, 2020 of approximately $34.6 million, primarily associated with the APW Acquisition.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2021 was $223.6 million, compared to $305.5 million and $22.6 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Cash paid in the APW Acquisition net of the cash acquired in the Successor period from February 10 to June 30, 2020 was $277.1 million. Payments to acquire real property interests were $223.2 million in the six months ended June 30, 2021, as compared to $45.7 million in the Successor period from February 10 to June 30, 2020 and $5.1 million in the Predecessor period from January 1 to February 9, 2020, respectively.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $348.9 million, compared to net cash used in financing activities of $52.8 million and $3.4 million for the Successor period from February 10 to June 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. In May 2021, we completed an offering of Class A Shares, the issuance of which resulted in the receipt of proceeds, net of equity issuance costs, of $191.5 million. In February 2021, we made additional borrowings under our Subscription Agreement totaling approximately $93.9 million and in April 2021, we borrowed $75.0 million under the DWIP II Loan Agreement.

Contractual Obligations and Material Cash Requirements

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2020. For a summary of our contractual obligations and material cash requirements, see Part II, Item 7 of the Annual Report.

Subscription Agreement

In February 2021, a new tranche of debt was issued under the Subscription Agreement. We added approximately $94 million of USD equivalents (€77 million) of new interest-only secured notes under the existing debt facility. The notes mature on November 8, 2028, with a blended current cash interest rate of 3.9% plus 1.75% payment-in-kind interest. The amounts outstanding under the Subscription Agreement as of June 30, 2021 and December 31, 2020 totaled $174.5 million and $85.1 million, respectively.

A&R Mezzanine Loan and Security Agreement

In 2015, DWIP II entered into a loan agreement, which was later amended and restated (the “A&R Mezzanine Loan Agreement”). On April 15, 2021, APW OpCo and DWIP II amended and restated the A&R Mezzanine Loan Agreement through the “DWIP II Loan Agreement to increase the borrowings thereunder to $75.0 million and to modify the interest rate and the maturity date. Contemporaneously with entering into the DWIP II Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the DWIP II Loan Agreement to unrelated third-party lenders for an aggregate consideration of $75.0 million.

Covenants under Borrowing Agreements

We are subject to certain financial condition and testing covenants (e.g., interest coverage, leverage limits) under each of our borrowing arrangements, which are disclosed in Note 9 to the condensed consolidated financial statements. Limitations on the amount of leverage we may maintain as of any testing period end are included in each of our borrowing arrangements. Summarized in the table below are the leverage limitations for each debt agreement, expressed as multiple of the borrowing in relation to the then current annual rents in place or revenue of the borrower as defined under the applicable borrowing arrangement and excludes any other adjustments required or allowable under the borrowing agreement:

Leverage Limitation of Applicable Rent or Revenue
DWIP Loan Agreement	7.75x
Facility Agreement	9.0x
DWIP II Loan Agreement	12.0x
Subscription Agreement	13.0x

Lease and Installment Obligations

As disclosed in Note 4 to the condensed consolidated financial statements, under certain circumstances, we are committed to make future payments under our real property interest arrangements, either as payments under arrangements determined to be finance leases or as noninterest bearing installments for arrangements that do not qualify as leases. As of June 30, 2021, the aggregate committed contractual obligation under these arrangements was $56.8 million, of which $39.4 million is due during the period beginning on July 1, 2021 and ending December 31, 2023. As disclosed in Note 7 to the condensed consolidated financial statements, we are lessees under operating leases, primarily for the use of office space. As of June 30, 2021, we are contractually committed to make future payments of $4.3 million under operating lease arrangements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2021 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, other than as set forth below, we did not make any repurchases of Class A Shares or unregistered sales of our equity securities.

From April 1, 2021 to June 30, 2021, we granted to our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 100,000 Class A Shares at a weighted-average exercise price of $14.99 per share subject to the terms and conditions of the Equity Plan. These options were granted in reliance on Section 4(a)(2) of the Securities Act, Regulation S thereunder, and/or Rule 701 thereunder.

On May 11, 2021, we entered into subscription agreements, pursuant to which we issued and sold an aggregate of 14,336,918 Class A Shares at an aggregate purchase price of $13.95 per Class A Share (representing a five-day volume weighted average price per share of $14.68, less a 5% discount) to certain institutional investors for gross proceeds of $200.0 million (the “PIPE”). The closing of the PIPE occurred on May 14, 2021. These shares were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act as sales not involving a public offering.

On June 3, 2021, we issued 120,760 Class A Shares in consideration for approximately $1.9 million of the purchase price for the acquisition of a company owning wireless infrastructure assets. These shares were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act as sales not involving a public offering.

Item 5. Other Information.

None.

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

10.1

Form of Subscription Agreement, dated as of May 11, 2021, by and among the Company and the Investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39568), filed on May 12, 2021).

10.2

Registration Rights Agreement, dated as of May 11, 2021, by and among the Company and the Investors signatory thereto (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-256968) filed on June 10, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications filed pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS GLOBAL INFRASTRUCTURE, INC.

August 11, 2021	/s/ Glenn Breisinger
Glenn Breisinger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 11, 2021	/s/ Gary Tomeo
Gary Tomeo
Chief Accounting Officer
(Principal Accounting Officer)