Form 10-Q
period 2021-09-30
Radius Global Infrastructure, Inc.
filed 2021-11-10
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:   001-39568

Radius Global Infrastructure, Inc.

(Exact name of registrant as speciﬁed in its charter)

Delaware	98-1524226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identiﬁcation No.)
3 Bala Plaza East, Suite 502
Bala Cynwyd, Pennsylvania	19004
(Address of principal executive offices)	(Zip Code)

(610) 660-4910

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

As of November 8, 2021, there were 75,723,937 shares of Class A Common Stock outstanding.

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

Certain important factors that we think could cause our actual results to differ materially from expected results are summarized below, including the ongoing impact of the current outbreak of COVID-19 on the U.S., regional and global economies, the U.S. sustainable infrastructure market and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”) and in our subsequent filings under the Exchange Act. Other factors besides those listed could also adversely affect us. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the availability, distribution, acceptance and efficacy of vaccines (including boosters), and responses to new or mutated strains of COVID-19 (such as the delta variant) or a similar virus (including vaccine-resistant strains).

Other important factors that could cause our actual results to differ materially from those indicated in these statements include, but are not limited to:

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

i

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

ii

RADIUS GLOBAL INFRASTRUCTURE, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	2

Item 1.	Unaudited Condensed Consolidated Financial Statements	2

	Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020	2

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, for the period from February 10, 2020 to September 30, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	3

	Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, for the period from February 10, 2020 to September 30, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	4

	Condensed Consolidated Statements of Stockholders’ Equity/Members’ Deficit for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, for the period from February 10, 2020 to September 30, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021, for the period from February 10, 2020 to September 30, 2020 (Successor), and for the period from January 1, 2020 to February 9, 2020 (Predecessor)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION	44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signatures		46

PART I.	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$374,039	$99,896
Restricted cash	1,926	1,614
Trade receivables, net	7,681	7,829
Prepaid expenses and other current assets	21,808	17,352
Total current assets	405,454	126,691
Real property interests, net:
Right-of-use assets - finance leases, net	279,455	237,862
Telecom real property interests, net	1,094,610	851,529
Real property interests, net	1,374,065	1,089,391
Intangible assets, net	7,447	5,880
Property and equipment, net	1,572	1,382
Goodwill	80,509	80,509
Deferred tax asset	310	1,173
Restricted cash, long-term	38,953	113,938
Other long-term assets	9,038	9,266
Total assets	$1,917,348	$1,428,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,969	$30,854
Rent received in advance	23,511	19,587
Finance lease liabilities, current	10,465	9,920
Telecom real property interest liabilities, current	4,375	5,749
Total current liabilities	72,320	66,110
Finance lease liabilities	24,206	23,925
Telecom real property interest liabilities	13,066	11,813
Long-term debt, net of debt discount and deferred financing costs	1,123,134	728,473
Deferred tax liability	56,948	57,137
Other long-term liabilities	9,057	8,704
Total liabilities	1,298,731	896,162
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 75,703,908 and 58,425,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8	—
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 11,596,769 and 11,414,030 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	846,078	673,955
Accumulated other comprehensive income (loss)	(15,383)	15,768
Accumulated deficit	(263,795)	(213,237)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	566,908	476,486
Noncontrolling interest	51,709	55,582
Total liabilities and stockholders’ equity	$1,917,348	$1,428,230

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Successor				Predecessor
	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020
Revenue	$27,464	$74,609	$17,861	$42,797	$6,836
Cost of service	549	1,357	200	375	34
Gross profit	26,915	73,252	17,661	42,422	6,802
Operating expenses:
Selling, general and administrative	18,980	53,235	14,231	42,915	4,344
Share-based compensation	3,878	11,823	4,072	79,173	—
Amortization and depreciation	16,828	46,483	11,683	30,512	2,584
Impairment - decommissions	386	2,780	1,462	2,059	530
Total operating expenses	40,072	114,321	31,448	154,659	7,458
Operating loss	(13,157)	(41,069)	(13,787)	(112,237)	(656)
Other income (expense):
Realized and unrealized gain (loss) on foreign currency debt	16,540	27,485	(18,138)	(17,408)	11,500
Interest expense, net	(12,330)	(33,584)	(7,499)	(16,821)	(3,623)
Other income (expense), net	(54)	(1,933)	987	1,362	(277)
Gain on extinguishment of debt	—	—	—	1,264	—
Total other income (expense), net	4,156	(8,032)	(24,650)	(31,603)	7,600
Income (loss) before income tax expense	(9,001)	(49,101)	(38,437)	(143,840)	6,944
Income tax expense (benefit)	(92)	5,330	3,455	4,884	767
Net income (loss)	(8,909)	(54,431)	(41,892)	(148,724)	$6,177
Net loss attributable to noncontrolling interest	(452)	(3,873)	(3,373)	(6,347)
Net loss attributable to stockholders	(8,457)	(50,558)	(38,519)	(142,377)
Stock dividend payment to holders of Series A Founders Preferred Stock	—	(31,391)	—	—
Net loss attributable to common stockholders	$(8,457)	$(81,949)	$(38,519)	$(142,377)

Loss per common share:
Basic and diluted	$(0.11)	$(1.21)	$(0.66)	$(2.44)
Weighted average common shares outstanding:
Basic and diluted	75,595,090	67,992,054	58,425,000	58,425,000

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Successor				Predecessor
	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020
Net income (loss)	$(8,909)	$(54,431)	$(41,892)	$(148,724)	$6,177
Other comprehensive income (loss):
Foreign currency translation adjustment	(21,503)	(31,151)	8,817	(4,900)	(7,165)
Comprehensive loss	$(30,412)	$(85,582)	$(33,075)	$(153,624)	$(988)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT (Unaudited)

(in thousands, except share and per share amounts)

Successor

	Three months ended September 30, 2021
	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Stock		Class B Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	Total stockholders' equity
Balance at June 30, 2021	1,600,000	$-	1,386,033	$-	75,684,862	$8	11,611,769	$-	$875,373	$6,120	$(255,338)	$52,161	$678,324
Purchase of capped call options	-	-	-	-	-	-	-	-	(33,221)	-	-	-	(33,221)
Exercise of warrants	-	-	-	-	3,846	-	-	-	46	-	-	-	46
Exercise of stock options	-	-	-	-	200	-	-	-	2	-	-	-	2
Share-based compensation	-	-	-	-	-	-	-	-	3,878	-	-	-	3,878
Issuance of shares upon redemption of Series A LTIP Units	-	-	-	-	15,000	-	(15,000)	-	-	-	-	-	—
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(21,503)	-	-	(21,503)
Net loss	-	-	-	-	-	-	-	-	-	-	(8,457)	(452)	(8,909)
Balance at September 30, 2021	1,600,000	$-	1,386,033	$-	75,703,908	$8	11,596,769	$-	$846,078	$(15,383)	$(263,795)	$51,709	$618,617

	Three months ended September 30, 2020
Balance at June 30, 2020	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$665,635	$(13,717)	$(135,004)	$61,219	$578,133
Share-based compensation	-	-	-	-	-	-	-	-	4,072	-	-	-	4,072
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	8,817	-	-	8,817
Net loss	-	-	-	-	-	-	-	-	-	-	(38,519)	(3,373)	(41,892)
Balance at September 30, 2020	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$669,707	$(4,900)	$(173,523)	$57,846	$549,130

See accompanying notes to condensed consolidated financial statements.

Successor
	Nine months ended September 30, 2021
	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Stock		Class B Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	Total stockholders' equity
Balance at January 1, 2021	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$673,955	$15,768	$(213,237)	$55,582	$532,068
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	-	-	-	-	2,474,421	-	197,739	-	-	-	-	-	-
Issuances of common shares	-	-	-	-	14,457,588	8	-	-	201,873	-	-	-	201,881
Equity issuance costs	-	-	-	-	-	-	-	-	(8,539)	-	-	-	(8,539)
Purchase of capped call options	-	-	-	-	-	-	-	-	(33,221)	-	-	-	(33,221)
Exercise of warrants	-	-	-	-	4,778	-	-	-	55	-	-	-	55
Exercise of stock options	-	-	-	-	17,200	-	-	-	132	-	-	-	132
Share-based compensation	-	-	-	-	309,921	-	-	-	11,823	-	-	-	11,823
Issuance of shares upon redemption of Series A LTIP Units	-	-	-	-	15,000	-	(15,000)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(31,151)	-	-	(31,151)
Net loss	-	-	-	-	-	-	-	-	-	-	(50,558)	(3,873)	(54,431)
Balance at September 30, 2021	1,600,000	$-	1,386,033	$-	75,703,908	$8	11,596,769	$-	$846,078	$(15,383)	$(263,795)	$51,709	$618,617

	For the period from February 10, 2020 to September 30, 2020
Balance at February 10, 2020	1,600,000	$-	-	$-	58,425,000	$-	-	$-	$590,534	$-	$(31,146)	$-	$559,388
Issuances of shares in APW Acquisition	-	-	-	-	-	-	6,014,030	-	-	-	-	64,193	64,193
Share-based compensation	-	-	1,386,033	-	-	-	5,400,000	-	79,173	-	-	-	79,173
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(4,900)	-	-	(4,900)
Net loss	-	-	-	-	-	-	-	-	-	-	(142,377)	(6,347)	(148,724)
Balance at September 30, 2020	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$669,707	$(4,900)	$(173,523)	$57,846	$549,130

Predecessor
	For the period from January 1, 2020 to February 9, 2020
	Class A units		Common units
	Units	Amount	Units	Amount	Accumulated deficit	Accumulated other comprehensive loss	Members' deficit
Balance at January 1, 2020	4,003,603	$33,672	20,000,000	$85,347	$(208,883)	$(25,472)	$(115,336)
Foreign currency translation adjustment	-	-	-	-	-	(7,165)	(7,165)
Net income	-	-	-	-	6,177	-	6,177
Balance at February 9, 2020	4,003,603	$33,672	20,000,000	$85,347	$(202,706)	$(32,637)	$(116,324)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except share and per share amounts)

	Successor		Predecessor
	Nine months ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020
Cash flows from operating activities:
Net income (loss)	$(54,431)	$(148,724)	$6,177
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	46,483	30,512	2,584
Amortization of finance lease and telecom real property interest liabilities discount	1,019	1,157	213
Impairment – decommissions	2,780	2,059	530
Realized and unrealized loss (gain) on foreign currency debt	(27,485)	17,408	(11,500)
Amortization of debt discount and deferred financing costs	1,029	80	280
Provision for bad debt expense	265	238	26
Share-based compensation	11,823	79,173	—
Deferred income taxes	2,170	2,123	339
Gain on extinguishment of debt	—	(1,264)	—
Change in assets and liabilities:
Trade receivables, net	(768)	2,463	(682)
Prepaid expenses and other assets	(3,990)	(740)	935
Accounts payable, accrued expenses and other long-term liabilities	3,903	(16,199)	(4,605)
Rent received in advance	4,897	922	2,251
Net cash used in operating activities	(12,305)	(30,792)	(3,452)

Cash flows from investing activities:
Cash paid in APW Acquisition, net of cash acquired	—	(277,065)	—
Investments in real property interests and related intangible assets	(354,008)	(72,823)	(5,064)
Advances on note receivable	—	(2,500)	(17,500)
Payment received on note receivable	—	20,000	—
Purchases of property and equipment	(582)	(296)	(40)
Net cash used in investing activities	(354,590)	(332,684)	(22,604)

Cash flows from financing activities:
Borrowings under debt agreements	433,440	160,475	—
Repayments of term loans and other debt	(166)	(48,025)	(250)
Purchase of capped call options	(33,221)	—	—
Debt issuance costs	(12,986)	(3,692)	—
Proceeds from issuance of common stock, net of issuance costs	191,461	—	—
Proceeds from exercises of stock options and warrants	187	—	—
Repayments of finance lease and telecom real property interest liabilities	(11,862)	(9,003)	(3,149)
Net cash provided by (used in) financing activities	566,853	99,755	(3,399)

Net change in cash and cash equivalents and restricted cash	199,958	(263,721)	(29,455)

Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	(488)	(980)	(232)

Cash and cash equivalents and restricted cash at beginning of period	215,448	588,628	78,046
Cash and cash equivalents and restricted cash at end of period	$414,918	$323,927	$48,359

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$30,666	$15,039	$4,684
Cash paid for income taxes	$1,884	$2,222	$1,112

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” and/or the “Company”), formerly known as Landscape Acquisition Holdings Limited (“Landscape”) and Digital Landscape Group, Inc., is a holding company that, as of September 30, 2021, owned approximately 93% of APW OpCo LLC ( “APW OpCo”), which is the parent of AP WIP Investments Holdings, LP (“AP Wireless”), one of the largest international aggregators of rental streams underlying wireless and other digital infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae, or other digital infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower antennae or other digital infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

The Company was incorporated with limited liability under the laws of the British Virgin Islands under the BVI Business Companies Act, 2004, as amended, on November 1, 2017. The Company was originally formed to undertake an acquisition of a target company or business.

On February 10, 2020 (the “Closing Date”), the Company completed its acquisition by purchasing AP Wireless, a Delaware limited partnership and the direct parent of AP WIP Investments, LLC (“AP WIP Investments”), pursuant to a merger agreement entered into on November 19, 2019. The acquisition, together with the other transactions contemplated by the merger agreement are referred to herein as the “APW Acquisition”. In connection with the closing of the APW Acquisition, Landscape changed its name to Digital Landscape Group, Inc.

Upon completion of the APW Acquisition, on the Closing Date, the Company acquired a controlling interest in APW OpCo, the indirect parent of AP WIP Investments. The APW Acquisition was completed through a merger of a newly created subsidiary of Landscape with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of Landscape. Following the APW Acquisition, the Company owned 91.8% of APW OpCo. The remaining interest in APW OpCo was owned by certain Radius executive officers and former partners of Associated Partners, L.P. (“Associated Partners”), the selling party in the APW Acquisition. Such partners of Associated Partners were members of APW OpCo immediately prior to the Closing Date and elected to roll over their investment in AP Wireless in connection with the APW Acquisition (collectively, the “Continuing OpCo Members”). As a result, the AP Wireless business was and continues to be 100% owned by the Company and the Continuing OpCo Members.

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
2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Unless the context otherwise requires, the “Company” refers, for periods prior to the completion of the APW Acquisition, to AP WIP Investments and its subsidiaries and, for periods after the completion of the APW Acquisition, to Radius Global Infrastructure, Inc. and its subsidiaries, including AP WIP Investments and its subsidiaries.

As a result of the APW Acquisition, for accounting purposes, the Company was the acquirer and AP WIP Investments was the acquiree and accounting predecessor to Radius, as Landscape had no operations prior to the APW Acquisition. Accordingly, the financial statement presentation includes the condensed consolidated financial statements of AP WIP Investments as “Predecessor” for periods prior to the Closing Date and Radius as “Successor” for periods including and after the Closing Date, including the consolidation of AP WIP Investments and its subsidiaries. As more fully described in Note 3, the APW Acquisition was accounted for as a business combination under the scope of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For the Successor period from February 10, 2020 to September 30, 2020 and all periods thereafter, Radius consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries. For the Predecessor period, the condensed consolidated financial statements include the accounts of AP WIP Investments and its subsidiaries, as well as a variable interest entity.

The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of Securities and Exchange Commission for interim reporting. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”). The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year.

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

	Successor		Predecessor
	September 30, 2021	December 31, 2020	February 9, 2020
Cash and cash equivalents	$374,039	$99,896	$33,333
Restricted cash	1,926	1,614	2,642
Restricted cash, long term	38,953	113,938	12,384
Total cash and cash equivalents and restricted cash	$414,918	$215,448	$48,359

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

The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and rent received in advance approximated fair value due to their short‑term nature. As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s debt and lease and other leasehold interest liabilities approximated their fair values, as these obligations bear interest at rates currently available for debt with similar maturities and collateral requirements. For each asset or liability being valued, the inputs to the valuation technique used to measure fair value are ranked by the Company according to their market price observability as being one of the following levels:

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

Trade Receivables, Net

Trade receivables are recorded at the invoiced amount and are generally unsecured as they are uncollateralized. The Company provides an allowance for doubtful accounts to reduce receivables to their estimated net realizable value. Judgement is exercised in establishing allowances and estimates are based on the tenant’s payment history and liquidity. Any amounts that were previously recognized as revenue and subsequently determined to be uncollectible are charged to bad debt expense included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The allowance for doubtful accounts was $1,046 and $837 at September 30, 2021 and December 31, 2020, respectively.

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

Lease liabilities are recorded at the present value of the arrangement’s remaining contractually required payments and a right-of-use asset in the same amount plus any upfront payments made under the arrangement and any initial direct costs. Finance lease right-of-use assets are amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement, which is estimated to be twenty-five years, and the finance lease expense resulting from the amortization of the finance lease right-of-use assets is recognized in amortization and depreciation in the condensed consolidated statements of operations. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the wireless or digital infrastructure asset’s estimated economic life.

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

Operating Leases

Rights and obligations under operating leases are primarily for office space. At lease commencement, the Company records a liability and a corresponding right-of-use asset for each operating lease, measured at the present value of the unpaid lease payments, plus any initial direct costs incurred and less any lease incentives received. Leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheet. The Company records lease expense for operating leases on a straight-line basis over the lease term.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 30th of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the nine months ended September 30, 2021.

Revenue Recognition

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements, classified as operating leases under ASC 842. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease, not including renewal terms, since the operating lease arrangements typically are cancellable by the tenant.

Rent received in advance is recorded when the Company receives advance rental payments from the in‑place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance. At September 30, 2021 and December 31, 2020, the Company’s rent received in advance was $23,511 and $19,587, respectively.

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

For periods after the consummation of the APW Acquisition, the Company is subject to U.S. federal and state income taxes. Additionally, AP WIP Investments files income tax returns in the various state and foreign jurisdictions in which it operates. AP WIP Investments’ tax returns are subject to tax examinations by foreign tax authorities until the expiration of the respective statutes of limitation. AP WIP Investments currently has no tax years under examination.

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

Share-based compensation

In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognizes share-based compensation expense over the requisite service period of the awards (usually the vesting period) based on the grant date fair value of awards. For share-based compensation awards with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved. An offsetting increase to stockholders’ equity is recognized equal to the amount of the recorded compensation expense. The Company recognizes forfeitures as they occur as a reduction of share-based compensation expense in the condensed consolidated statement of operations.

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

Diluted earnings per common share is calculated by dividing the net income allocable to common stockholders of Radius by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of the participating preferred stock, the Warrants, stock options, LTIP Units (as defined in Note 12), restricted shares and the shares that could be issued upon conversion of the Company’s convertible debt. The capped call options in connection with the issuance of the convertible notes are excluded from the calculation of diluted earnings per share as their impact is always anti-dilutive. For all periods presented with a net loss, the effects of any incremental potential common shares have been excluded from the calculation of loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same for periods with a net loss attributable to common stockholders of Radius.

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

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. Effective for annual reporting periods beginning after December 15, 2020, the Company adopted the new standard on January 1, 2021, and the adoption did not have an impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The Company adopted the new standard on January 1, 2021, and the adoption did not have an impact on its condensed consolidated financial statements.
3.	Business Combination

On February 10, 2020, the Company completed the APW Acquisition, acquiring AP Wireless in a business combination. The acquisition was completed through a merger of a newly created Landscape subsidiary with and into APW OpCo, with APW OpCo surviving the merger as a majority-owned subsidiary of Radius. Following completion of the APW Acquisition on the Closing Date, Radius owned 91.8% of APW OpCo, and the Continuing OpCo Members owned the remaining 8.2%. The APW Acquisition was accounted for as a business combination using the acquisition method with Radius as the accounting acquirer in accordance with ASC 805. The interest in APW OpCo not owned by the Company was recognized as a noncontrolling interest in the condensed consolidated financial statements.

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

The following unaudited pro forma combined financial information presents the Company’s results as though the APW Acquisition had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP (unaudited):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Revenue	$17,861	$49,633
Net loss	$(39,437)	$(74,384)

4.	Real Property Interests

Real property interests, net consisted of the following:

	September 30, 2021	December 31, 2020
Right-of-use assets – finance leases (1)	$293,980	$244,885
Telecom real property interests (2)	1,164,241	886,679
	1,458,221	1,131,564
Less accumulated amortization:
Right-of-use assets - finance leases	(14,525)	(7,023)
Telecom real property interests	(69,631)	(35,150)
Real property interests, net	$1,374,065	$1,089,391

(1)	Effective with the adoption of ASC 842 on January 1, 2019, real property interests qualifying as leases are recorded as right-of-use assets.
(2)	Includes telecom real property interests acquired prior to the adoption of ASC 842 and all real property interest arrangements not qualifying as leases.

The Company’s real property interests primarily consist of leasehold interests, acquired either through an up‑front payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets. The agreements that provide for the leasehold interests typically are easement agreements or similar arrangements, which have stated terms up to 99 years and provide the Company with certain beneficial rights, but not obligations, with respect to the underlying Tenant Leases. The beneficial rights acquired include, principally, the right to receive the rental income related to the lease with the in‑place tenant, and in certain circumstances, additional rents. In most cases, the stated term of the leasehold interest is longer than the remaining term of the lease with the in‑place tenant, which provides the Company with the right and opportunity for renewals and extensions. In cases in which the Company acquires a leasehold interest, the Company is both a lessor and a lessee. Although the Company has the rights under the acquired leasehold interests over the duration of the entire term, typically, the underlying tenant can terminate their lease acquired by the Company within a short time frame (30‑ to 180‑day notice) without penalty. Under certain circumstances, the Company acquires the fee simple interest ownership, rather than acquiring a leasehold interest. In the instance in which a fee simple interest in the land is acquired, the Company is also assigned the existing lease with the in-place tenant.

Right-Of-Use Assets – Finance Leases and Related Liabilities

For a real property interest arrangement determined to be a lease, the Company records a right-of-use asset and a lease liability. The weighted-average remaining lease term for leases classified as finance leases was 40.2 years and 38.2 years as of September 30, 2021 and December 31, 2020, respectively. The Company recorded finance lease expense and interest expense associated with finance lease liabilities in the condensed consolidated statements of operations as follows:

	Successor				Predecessor
	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020
Finance lease expense	$2,966	$8,209	$1,970	$4,394	$425
Interest expense – lease liability	$228	$652	$152	$430	$95

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate was 3.9% and 2.8% as of September 30, 2021 and December 31, 2020, respectively.

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Successor		Predecessor
	Nine months ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$245	$99	$37
Financing cash flows from finance leases	$7,193	$4,358	$845
Finance lease liabilities arising from obtaining right-of-use assets	$10,384	$16,077	$1,346

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

For telecom real property interests, amortization expense was $13,544 and $36,959 for the three and nine months ended September 30, 2021, respectively, $9,310 for the three months ended September 30, 2020, $25,066 for the period from February 10 to September 30, 2020 (Successor), and $2,031 for the period from January 1 to February 9, 2020 (Predecessor). As of September 30, 2021, amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2021	$13,868
2022	55,198
2023	55,129
2024	55,129
2025	55,109
2026	54,921
Thereafter	805,256
$1,094,610

Maturities of finance lease liabilities and telecom real property interest liabilities as of September 30, 2021 were as follows:

	Finance Lease	Telecom Real Property Interest
Remainder of 2021	$3,370	$1,937
2022	9,648	3,234
2023	9,867	8,218
2024	5,324	3,797
2025	3,495	330
2026	2,463	294
Thereafter	2,878	422
Total lease payments	37,045	18,232
Less amounts representing future interest	(2,374)	(791)
Total liability	34,671	17,441
Less current portion	(10,465)	(4,375)
Non-current liability	$24,206	$13,066

As of September 30, 2021 and December 31, 2020, the weighted average remaining contractual payment term for finance leases was 3.2 years.

5.	Tenant Lease Rental Payments

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements. Generally, the Company’s leases with the in‑place tenants provide for annual escalations and multiple renewal periods at the in‑place tenant’s option. As of September 30, 2021, the future minimum amounts due from tenants under leases, including cancellable leases in which the tenant is economically compelled to extend the lease term, were as follows:

Remainder of 2021	$27,464
2022	98,194
2023	92,882
2024	89,624
2025	85,799
2026	82,178

6.	Goodwill and Intangible Assets

Goodwill at September 30, 2021 was based on the purchase price allocation pursuant to the APW Acquisition, which was based on a valuation performed to determine the fair value of the acquired assets as of the acquisition date. Goodwill recorded in APW Acquisition was $80,509 and no changes in the carrying amount of goodwill were recognized in the three and nine months ended September 30, 2021.

Intangible assets subject to amortization consisted of the following:

	September 30, 2021	December 31, 2020
In-place lease intangible asset
Gross carrying amount	$9,505	$7,092
Less accumulated amortization:	(2,058)	(1,212)
Intangible assets, net	$7,447	$5,880

Amortization expense was $370 and $985 for the three and nine months ended September 30, 2021, respectively, $292 for the three months ended September 30, 2020, $767 for the period from February 10 to September 30, 2020 (Successor), and $77 for the period from January 1 to February 9, 2020 (Predecessor).

As of September 30, 2021, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2021	$338
2022	1,145
2023	993
2024	855
2025	733
2026	638
Thereafter	2,745
$7,447

7.	Operating Leases

The Company is a lessee under noncancelable lease agreements, primarily for office space, over periods ranging from one to ten years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties and equipment. Amounts included in other long-term assets in the condensed consolidated balance sheets representing operating lease right-of-use assets as of September 30, 2021 and December 31, 2020 totaled $3,906 and $4,183, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1,124 for the nine months ended September 30, 2021, $911 for the period from February 10 to September 30, 2020 (Successor), and $136 for the period from January 1 to February 9, 2020 (Predecessor).

Included in selling, general and administrative expenses in the condensed consolidated statements of operations were operating lease expenses associated with right-of-use assets under operating leases of $362 and $1,124 for the three and nine months ended September 30, 2021, respectively, $431 for the three months ended September 30, 2020, $1,074 for the period from February 10 to September 30, 2020 (Successor), and $107 for the period from January 1 to February 9, 2020 (Predecessor).

The current and noncurrent portions of operating lease liabilities are included in accounts payable and accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets. Maturities of operating lease liabilities as of September 30, 2021 were as follows:

Operating Leases
Remainder of 2021	$329
2022	1,251
2023	1,265
2024	821
2025	595
2026	48
Thereafter	34
Total lease payments	4,343
Less amounts representing future interest	(402)
Total liability	3,941
Less current portion	(1,079)
Non-current liability	$2,862

The weighted-average remaining lease term for operating leases was 3.6 years and 4.0 years and the weighted-average incremental borrowing rate was 5.4% as of September 30, 2021 and December 31, 2020.
8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Interest payable	$7,007	$4,887
Accrued liabilities	2,714	4,799
Taxes payable	10,415	7,799
Payroll and related withholdings	6,045	7,043
Accounts payable	2,646	718
Professional fees accrued	2,889	3,234
Current portion of operating lease liabilities	1,079	1,354
Other	1,174	1,020
Total accounts payable and accrued expenses	$33,969	$30,854

9.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	September 30, 2021	December 31, 2020
DWIP Loan Agreement	$102,600	$102,600
Facility Agreement	528,888	547,677
DWIP II Loan Agreement	75,000	—
Subscription Agreement	171,281	85,112
Convertible Notes	264,500	—
Other debt	2,699	2,960
Less: unamortized debt discount and financing fees	(21,834)	(9,876)
Debt, carrying amount	$1,123,134	$728,473

Convertible Notes

In September 2021, the Company issued convertible notes (the “Convertible Notes”) in an aggregate principal amount totaling $264,500. The Convertible Notes are fully and unconditionally guaranteed by APW OpCo and are senior, unsecured obligations of the Company and APW OpCo. The Company issued the Convertible Notes pursuant to an indenture, among the Company, APW OpCo and U.S. Bank National Association, as trustee (the “Indenture”).

The Convertible Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The Convertible Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, and may be settled as described below. The Convertible Notes will mature on September 15, 2026 (the “Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms.

Prior to the close of business on the business day immediately preceding March 15, 2026, the Convertible Notes will be convertible at the option of the holders only under certain conditions and during certain periods. On or after March 15, 2026, until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Notes, at their option at the conversion rate then in effect, irrespective of these conditions.

Upon issuance, the conversion rate for the Convertible Notes initially was 44.2087 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $22.62 per share of Class A Common Stock). The conversion rate and the corresponding conversion price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The Company may redeem for cash all or part of the Convertible Notes, at its option, on or after September 20, 2024 and on or before the 61st scheduled trading day immediately prior to the Maturity Date, if certain liquidity conditions are satisfied and the last reported sale price of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption and (2) the trading day immediately preceding the date the Company provides such notice, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date (as defined in the Indenture).

If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the Indenture). In addition, if certain fundamental changes occur, the Company may be required in certain circumstances to increase the conversion rate for any Convertible Notes converted in connection with such fundamental changes by a specified number of shares of its Class A Common Stock.

The Indenture provides for customary events of default, which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest; breach of covenants or other agreements in the Indenture; defaults with respect to certain other indebtedness; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the Indenture, either the trustee or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding may declare the principal amount plus accrued and unpaid interest on such Convertible Notes to be immediately due and payable.

The Convertible Notes are the Company’s and APW OpCo’s respective senior unsecured obligations and rank senior in right of payment to any of the Company’s and APW OpCo’s respective indebtedness that is expressly subordinated in right of payment to the Convertible Notes; rank equal in right of payment to any of the Company’s and APW OpCo’s respective indebtedness that is not so subordinated; be effectively junior in right of payment to any of the Company’s and APW OpCo’s respective secured indebtedness to the extent of the value of the assets securing such indebtedness; and rank structurally junior to all indebtedness and other liabilities (including trade payables) of the Company’s non-guarantor subsidiaries.

Capped Call Transactions

In connection with the issuance of the Convertible Notes, the Company entered into privately-negotiated capped call transactions (the “Capped Call Transactions”). Under the Capped Call Transactions, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's common stock underlying the Convertible Notes, with a strike price approximately equal to the conversion price of the Convertible Notes and with an initial cap price equal to $34.80 per share, subject to certain adjustments under the terms of the Capped Call Transactions. The aggregate purchase price paid in the Capped Call Transactions was $33,221 and was recorded as a reduction to additional paid-in-capital in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

Under the Capped Call Transactions, the capped call options allow the Company to receive shares of its common stock and/or cash from the option counterparties equal to the amounts of common stock and/or cash related to the excess of the market price per share of the common stock over the strike price of the capped call options during the relevant valuation period. Generally, the Capped Call Transactions are intended to reduce the potential dilution to the Company’s Class A Common Stock as a result of any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

The Capped Call Transactions were separate transactions entered into by the Company with the option counterparties, are not part of the terms of the Convertible Notes and do not change the holders' rights under the Convertible Notes.

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

Through September 30, 2021, cumulative IWIP borrowings under the Facility Agreement consisted of €230,000 and £195,000, including borrowings of €75,000 and £55,000 made in August 2020 ($160,475 equivalent) that accrue interest at annual rates ranging from 2.97% to 3.74% and mature in August 2030. All other borrowings under the Facility Agreement were made in 2017 and 2018, accrue interest at annual rates ranging from 3.44% to 4.61% and mature in October 2027. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

DWIP II Loan Agreement

In 2015, AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, entered into a loan agreement, which was later amended and restated (the “A&R Mezzanine Loan Agreement”). In April 2020, APW OpCo acquired all of the rights to the loans and obligations under the A&R Mezzanine Loan Agreement from the lenders thereunder for $47,775, thereby settling this obligation and resulting in the recognition of a gain on the extinguishment of this obligation of $1,264 in the condensed consolidated statements of operations for the period from February 10 to September 30, 2020 (Successor).

In April 2021, APW OpCo and DWIP II amended and restated the A&R Mezzanine Loan Agreement (the “DWIP II Loan Agreement”) to increase the borrowings thereunder to $75,000 and to modify the interest rate and the maturity date. Contemporaneously with entering into the DWIP II Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the DWIP II Loan Agreement to unrelated third-party lenders for an aggregate consideration of $75,000. Borrowings under the DWIP II Loan Agreement bear interest at 6% and shall be repaid in April 2023.

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

Through September 30, 2021, cumulative borrowings under the Subscription Agreement consisted of €145,000, including borrowings of €77,000 made in February 2021 ($94,000 equivalent) of interest-only notes that have a blended cash pay interest rate of 3.9% plus 1.75% payment-in-kind interest and mature in November 2028. All other borrowings under the Subscription Agreement were made in 2019, bear interest at 4.25% plus 2.0% payment-in-kind interest and mature in November 2028. Interest payable in cash is paid quarterly, whereas payment-in-kind interest accrues to the principal balance and is payable upon repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee.

Commitment Letter

On May 4, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with Centerbridge Partners Real Estate Fund, LP., Centerbridge Partners Real Estate Fund SBS, LP. and Centerbridge Special Credit (collectively, the “Centerbridge Entities”) pursuant to which the Centerbridge Entities agreed, subject to the negotiation and execution of definitive documentation and the terms of the Commitment Letter, to purchase from the Company up to $50,000 of senior unsecured convertible notes. As consideration for the commitment and the Centerbridge Entities’ services in structuring the convertible notes, the Company agreed to pay the Centerbridge Entities a non-refundable fee of $1,500 payable upon the terms set forth in the Commitment Letter. The Commitment Letter did not obligate the Company to issue any convertible notes and automatically terminated on August 2, 2021, the end of the commitment period, with no convertible notes issued thereunder. For the three and nine months ended September 30, 2021, the commitment fee recorded in interest expense, net in the condensed consolidated statements of operations, totaled $550 and $1,500, respectively.

Debt Discount and Financing Costs

In connection with the borrowings made under the Subscription Agreement in February 2021, the DWIP II Loan Agreement in April 2021 and the Convertible Notes in September 2021, deferred financing fees were incurred, totaling $1,780, $2,072, and $9,134, respectively. Amortization of debt discount and deferred financing costs, included in interest expense, net in the condensed consolidated statements of operations, was $515 and $1,029 for the three and nine months ended September 30, 2021, respectively, $52 for the three months ended September 30, 2020, $80 for the period from February 10 to September 30, 2020 (Successor), and $281 for the period from January 1 to February 9, 2020 (Predecessor).
10.	Income Taxes

Income tax expense (benefit) was a benefit of $92 and expense of $5,330 for the three and nine months ended September 30, 2021, respectively. Income tax expense was $3,455 for the three months ended September 30, 2020, $4,884 for the period from February 10 to September 30, 2020 (Successor), and $767 for the period from January 1 to February 9, 2020 (Predecessor). For the nine months ended September 30, 2021, the effective tax rate was (10.9)%, compared to (3.4)% for the period February 10 through September 30, 2020 (Successor) and 11.0% for the period January 1 through February 9, 2020 (Predecessor). The Company’s recorded income tax expense in relation to its pre-tax income or loss was lower than an amount that would result from applying the applicable statutory tax rates to such income or loss in each period, primarily due to limitations on the recognition of tax benefits as a result of full valuation allowances maintained in several taxing jurisdictions.

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

Upon the closing of the APW Acquisition and if the average price per Class A Share for any ten consecutive trading days is at least $11.50, a holder of Series A Founder Preferred Stock will be entitled to receive, when, as and if declared by the Company’s Board of Directors (the “Board”), and payable in preference and priority to the declaration or payment of any dividends on the Class A Shares or any other junior stock, a cumulative annual dividend. Such dividend will be payable in Class A Shares or cash, in the sole discretion of the Board. In the first year in which such dividend becomes payable, such dividend will be equal in value to (i) 20% of the increase in the market value of one Class A Share, being the difference between $10.00 per share and the average price per share, multiplied by (ii) such number of outstanding Class A Shares immediately following the APW Acquisition, which totaled 58,425,000 shares (“Preferred Share Dividend Equivalent”). Thereafter, the dividend will become payable only if the average price during any subsequent year is greater than the highest average price in any preceding year in which a dividend was paid in respect of the Series A Founder Preferred Stock. Such dividend will be equal in value to 20% of the increase in the average price over the highest average price in any preceding year multiplied by the Preferred Share Dividend Equivalent. In addition, the Series A Founder Preferred Stock will also participate in any dividends on the Class A Shares on an as-converted to Class A Shares basis. In addition, commencing on and after the closing of the APW Acquisition, should the Company pay a dividend on its Class A Shares, the Series A Founder Preferred Stock will also receive an amount equal to 20% of the dividend which would be distributable on such number of Class A Shares equal to the Preferred Share Dividend Equivalent. All such dividends on the Series A Founder Preferred Stock will be paid contemporaneously with the dividends on the Class A Shares.

On the last day of the seventh full financial year of the Company after the closing of the APW Acquisition, the Series A Founder Preferred Stock will automatically convert into Class A Shares on a one-for-one basis. Prior to the automatic conversion, a holder of Series A Founder Preferred Stock may require some or all of such holder’s Series A Founder Preferred Stock to be converted into an equal number of Class A Shares, as adjusted. Also, in connection with the APW Acquisition, the holders of Series A Founder Preferred Stock entered into the Shareholder Agreement (as defined below), pursuant to which they agreed, among other things, not to make or solicit any transfer of their Series A Founder Preferred Stock prior to December 31, 2027, subject to certain exceptions.

In accordance with ASC 718, the annual dividend amount, based on the market price of the Ordinary Shares, resulted in the dividend feature to be deemed compensatory to the Landscape founders receiving the shares and classified as a market condition award settled in shares. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the Founder Preferred Stock was then recognized upon the consummation of the APW Acquisition. The fair value of the Series A Founder Preferred Stock, $85.5 million, was measured as of its issuance date using a Monte Carlo method which took into consideration different stock price paths. Of the $85.5 million fair value of the Series A Founder Preferred Stock, approximately $69.5 million was attributed to the fair value of the annual dividend amount, which represented the excess of the fair value of the Series A Founder Preferred Stock over the price paid by the founders for these shares and was recorded as share-based compensation expense in the accompanying condensed consolidated statement of operations in the Successor period.

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

Stock Dividend on Series A Founder Preferred Stock

On February 1, 2021, the Board declared a stock dividend payment of 2,474,421 Class A Shares that was paid on February 4, 2021 to the sole holder of record of all the issued and outstanding shares of Series A Founder Preferred Stock as of the close of business on February 1, 2021. Pursuant to the terms of the Series A Founder Preferred Stock, the holders became entitled to receive an annual dividend upon the Board’s declaration of such dividend and after the volume weighted average price of the Class A Common Stock was at or above $11.50 for ten consecutive trading days in 2020. The annual dividend amount, which totaled $31,391, was computed based on 20% of the increase in the market value of one Class A Share, being the difference between the average of the volume weighted average Class A Share prices of the last ten trading days of 2020 of approximately $12.69 and $10.00 per share, multiplied by the number of Class A Shares outstanding immediately following the APW Acquisition.

Series B Founder Preferred Stock

In connection with the APW Acquisition, the Company issued a total of 1,386,033 Series B Founder Preferred Stock, par value $0.0001 per share (“Series B Founder Preferred Stock”), to certain executive officers and were issued in tandem with LTIP Units (as defined in Note 12). Each holder of Series B Founder Preferred Stock is entitled to a number of votes equal to the number of Class A Shares and shares (“Class B Shares”) of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”), respectively, into which each share of Series B Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

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

Founder Preferred Stock – Voting

For so long as TOMS Acquisition II LLC and Imperial Landscape Sponsor LLC and William Berkman, their affiliates and their permitted transferees under a shareholder agreement entered into in connection with the APW Acquisition (the “Shareholder Agreement”) in aggregate hold 20% or more of the issued and outstanding Series A Founder Preferred Stock and Series B Founder Preferred Stock, the holders of a majority in voting power of the outstanding Founder Preferred Stock, voting or consenting together as a single class, will be entitled, at any meeting of the holders of the outstanding Founder Preferred Stock held for the election of directors or by consent in lieu of a meeting of the holders of the outstanding Founder Preferred Stock, to:

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

Class B Common Stock

The Class B Shares were issued to (i) the Continuing OpCo Members on the Closing Date pursuant to the APW Acquisition and (ii) certain officers of the Company pursuant to the Company’s Long-Term Incentive Plan. Each holder is entitled to one vote per share together as a single class with Class A Common Stock. Class B Shares are deemed to be non-economic interests. The holders of Class B Common Stock will not be entitled to receive any dividends (including cash, stock or property) in respect of their Class B Shares. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of Class B Common Stock will not be entitled to receive any assets or funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of Founder Preferred Stock (or other series or class of Preferred Stock of the Company that may be outstanding at such time). Class B Shares are not convertible or exchangeable for any other class of series of shares of the Company.

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

Warrants

In connection with Landscape’s initial placement of Ordinary Shares, the Company issued 50,025,000 Warrants to the purchasers of both Ordinary Shares and Founder Preferred Stock (including the 25,000 Warrants that were issued to non-founder directors of Landscape for their fees). Each Warrant has a term of 3 years following the APW Acquisition and now entitles a holder of a Warrant to purchase for cash one-third of a Class A Share upon exercise. Warrants are exercisable in multiples of three for one Class A Share at a price of $11.50 per whole Class A Share. The Warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price of a Class A Share exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the Warrant). The Company considers the mandatory redemption provision of the Warrant to be a cancellation of the instrument given the nominal value to be paid out upon redemption. As of September 30, 2021, the total number of Warrants outstanding was 50,010,664 in respect of 16,670,221 Class A Shares.

Noncontrolling Interest

Noncontrolling interests consist of limited liability company units of APW OpCo not owned by Radius and includes the following units issued by APW OpCo and further described below: Class B Common Units, Series A Rollover Profits Units and Series B Rollover Profits Units. As of September 30, 2021, the portion of APW OpCo not owned by Radius was approximately 6.7%, representing the noncontrolling interest.

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

Subject to adjustment, the maximum number of shares of Company stock (either Class A Common Stock, Class B Common Stock, or Series B Founder Preferred Stock) that may be issued or paid under or with respect to all awards granted under the Equity Plan is 13,500,000, in the aggregate. Generally, awards will deliver Class A Shares, Class B Shares or Series B Founder Preferred Stock. Each Class B Share available under the Equity Plan may be granted only in tandem with units designated as “Series A LTIP Units” pursuant to the APW OpCo LLC Agreement or upon conversion of the Series B Founder Preferred Stock, and each share of Series B Founder Preferred Stock available under the Equity Plan may be granted only in tandem with units designated as “Series B LTIP Units” pursuant to the APW OpCo LLC Agreement. As of September 30, 2021, there were approximately 2,893,146 share-based awards collectively available for grant under the Equity Plan.

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

A summary of the changes in the LTIP Units for the three months ended September 30, 2021 is presented below:

	Series A LTIP Units	Series B LTIP Units
Outstanding at December 31, 2020	5,400,000	1,386,033
Granted	—	—
Exercised	(15,000)	—
Outstanding at September 30, 2021	5,385,000	1,386,033
Exercisable at September 30, 2021	840,504	372,358

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

For the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from February 10 to September 30, 2020 (Successor), the Company recognized share-based compensation expense of $3,313, $9,939, $3,313 and $8,090, respectively, for LTIP Units. As of September 30, 2021, there was $32,147 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 2.9 years.

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

A summary of the changes in the Company’s nonvested restricted stock awards for the nine months ended September 30, 2021 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2020	261,429	$8.92
Granted	48,492	$13.92
Vested	(214,629)	$(9.16)
Forfeited	—	—
Nonvested at September 30, 2021	95,292	$10.93

For the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from February 10 to September 30, 2020 (Successor), the Company recognized share-based compensation expense of $198, $890, $560 and $965, respectively, for restricted stock awards. As of September 30, 2021, there was $541 of total unrecognized compensation cost related to restricted stock awards granted as of September 30, 2021. The total cost is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

In November 2017, Landscape issued its non-founder directors 125,000 stock options, which have an exercise price of $11.50 per share and expire on the fifth anniversary following the APW Acquisition. The fair value of each stock option was estimated at $2.90 on the grant date using the Black-Scholes option pricing model, which used the following assumptions: expected term – 5 years; expected volatility – 34.8%; and risk-free interest rate – 2.1%. As vesting was contingent upon the consummation of an acquisition transaction, the fair value of the awards, totaling $363, was recognized in share-based compensation expense in the Successor’s condensed consolidated statement of operations and as an increase of additional paid-in capital upon consummation of the APW Acquisition.

During the nine months ended September 30, 2021, 904,000 stock options were granted to employees of the Company at a weighted-average exercise price of $14.49 per share. Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. The weighted-average fair value of the stock options granted was $4.14 on the grant date using the Black-Scholes option pricing model, which used the following weighted-average assumptions: expected term – 6.5 years; expected volatility – 26.2%; and risk-free interest rate – 1.0%.

For the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period from February 10 to September 30, 2020 (Successor), the Company recognized share-based compensation expense of $367, $994, $198 and $268, respectively, for stock options granted to employees. As of September 30, 2021, there was $6,387 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 4.1 years.

The following table summarizes the changes in the number of common shares underlying options for the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2020	2,813,000	$7.84
Granted	904,000	$14.49
Exercised	(17,200)	$7.63
Forfeited	(81,100)	$8.76
Outstanding at September 30, 2021	3,618,700	$9.49
Exercisable at September 30, 2021	625,400	$8.41

13.	Basic and Diluted Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net loss per common share using the two-class method:

	Successor
	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Period from February 10, 2020 to September 30, 2020
Numerator:
Net loss attributable to stockholders	$(8,457)	$(50,558)	$(38,519)	$(142,377)
Stock dividend payment to holders of Series A Founder Preferred Stock	—	(31,391)	—	—
Net loss attributable to common stockholders	$(8,457)	$(81,949)	$(38,519)	$(142,377)
Denominator:
Weighted average common shares outstanding - basic and diluted	75,595,090	67,992,054	58,425,000	58,425,000

Basic and diluted loss per common share	$(0.11)	$(1.21)	$(0.66)	$(2.44)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Successor
	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Period from February 10, 2020 to September 30, 2020
Shares of Series A Founder Preferred Stock	1,600,000	1,600,000	1,600,000	1,600,000
Warrants	16,670,221	16,670,221	16,675,000	16,675,000
Stock options	3,618,700	3,618,700	2,752,000	2,752,000
Restricted stock	95,292	95,292	257,579	257,579
LTIP Units	6,771,033	6,771,033	6,786,033	6,786,033
Convertible notes	11,693,192	11,693,192	—	—

14.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2021. This discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (the “Annual Report”).

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

Upon completion of the APW Acquisition on the Closing Date, we acquired a 91.8% interest in APW OpCo, the parent of AP Wireless and the indirect parent of the APW Group, through a merger of one of Landscape’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the APW Acquisition, we owned 91.8% of APW OpCo, with certain Radius executive officers and former partners of Associated Partners who were members of APW OpCo immediately prior to the Closing Date and who elected to roll over their investment in APW OpCo in connection with the APW Acquisition (collectively, the “Continuing OpCo Members”) owning the remaining 8.2% interest in APW OpCo. As a result, the AP Wireless business was and continues to be 100% owned by Radius and the Continuing OpCo Members. Certain securities of APW OpCo issued and outstanding upon completion of the APW Acquisition are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for shares (“Class A Shares”) of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”). If all APW OpCo securities have vested and no securities have been exchanged for Class A Common Stock, we will own approximately 85.6% of APW OpCo as of September 30, 2021.

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

The APW Group

The APW Group is one of the largest international aggregators of rental streams underlying wireless and other digital infrastructure sites through the acquisition of telecom real property interests and contractual rights. The APW Group typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower or antennae or other digital infrastructure (each such lease, a “Tenant Lease”). Typically, the APW Group acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower or antennae or other digital infrastructure, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the APW Group the right to receive the rents from the Tenant Lease. In addition, the APW Group purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right. As of September 30, 2021 and December 31, 2020, we had interests, respectively, in 7,970 and 7,189 leases that generate rents for us. These leases related to properties that were situated, respectively, on 6,029 and 5,427 different communications sites, throughout the United States and 20 other countries. Revenue was $74.6 million for the nine months ended September 30, 2021 and $62.9 million and $6.8 million for the Successor period from February 10 to December 31, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. As of September 30, 2021 and December 31, 2020, annualized in-place rents were approximately $110.4 million and $84.1 million, respectively. For a definition of annualized in-place rents and a comparison to revenue, the most directly comparable financial measure recorded in accordance with generally accepted accounting principles in the U.S. (“GAAP”), see “—Non-GAAP Financial Measures” below.

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

We believe we have sufficient liquidity to operate our business and that we have the ability to continue investing in our business and acquiring assets during the current phase of the pandemic. As of September 30, 2021, we had $414.9 million in total cash and cash equivalents and restricted cash.

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

Except as the context otherwise requires, for all dates and periods ending on or before the Closing Date, the historical financial results discussed below with respect to such periods reflect the results of our Predecessor, the APW Group. We did not own the APW Group during any such periods, and such historical financial results may not be indicative of the results we would expect to recognize for periods after the Closing Date, or that we would have recognized had we owned the APW Group during such periods. For the Successor period from February 10, 2020 through September 30, 2020 and all subsequent periods, Radius consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries.

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

Network Consolidation

Virtually all cell site Tenant Leases associated with our acquired assets permit the tenant to cancel the lease at any time with limited prior notices. Generally, such lease terminations are permitted with only 30 to 180 days’ notice from the tenant. The risk of termination is greater upon a network consolidation and merger between two wireless carriers.

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

Revenue is recorded as earned over the period in which the lessee is given control over the use of the communication site and recorded over the term of the lease, not including renewal terms, since the lease arrangements typically are cancellable by both parties. Rent received in advance is recorded when we receive advance rental payments from the in-place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance.

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

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 7,970 and 7,189 leases as of September 30, 2021 and December 31, 2020, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 6,029 and 5,427 sites as of September 30, 2021 and December 31, 2020, respectively.

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

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

	Successor				Predecessor
(in thousands)	Three months ended September 30, 2021	Nine months ended September 30, 2021	Three months ended September 30, 2020	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020
(unaudited)
Net income (loss)	$(8,909)	$(54,431)	$(41,892)	$(148,724)	$6,177
Amortization and depreciation	16,828	46,483	11,683	30,512	2,584
Interest expense, net	12,330	33,584	7,499	16,821	3,623
Income tax expense (benefit)	(92)	5,330	3,455	4,884	767
EBITDA	20,157	30,966	(19,255)	(96,507)	13,151
Impairment—decommissions	386	2,780	1,462	2,059	530
Realized and unrealized loss (gain) on foreign currency debt	(16,540)	(27,485)	18,138	17,408	(11,500)
Share-based compensation expense	3,878	11,823	4,072	79,173	—
Realized and unrealized foreign currency loss (gain) - other	403	2,406	(140)	750	523
Nonrecurring Domestication and public company registration expenses	—	—	2,737	7,848	—
Transaction-related costs	112	1,836	—	—	—
Adjusted EBITDA	$8,396	$22,326	$7,014	$10,731	$2,704

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

	Successor		Predecessor
(in thousands)	Nine months ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020
(unaudited)
Investments in real property interests and related intangible assets	$354,008	$72,823	$5,064
Committed contractual payments for investments in real property interests and intangible assets	15,602	21,950	1,533
Foreign exchange translation impacts and other	(9,952)	1,220	(262)
Acquisition Capex	$359,658	$95,993	$6,335

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

	Successor		Predecessor
(in thousands)	Nine months ended September 30, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue for year ended December 31		$62,923	$6,836
Annualized in-place rents as of December 31		$84,071
Annualized in-place rents as of September 30	$110,353

Comparison of the results of operations for the three months ended September 30, 2021 and September 30, 2020

Our selected financial information for the three months ended September 30, 2021 and 2020 set out below has been extracted without material adjustment from the unaudited condensed consolidated financial information of the Company included elsewhere in this Quarterly Report.

	Successor
(in thousands)	Three months ended September 30, 2021	Three months ended September 30, 2020
Condensed Consolidated Statements of Operations Data
Revenue	$27,464	$17,861
Cost of service	549	200
Gross profit	26,915	17,661
Selling, general and administrative	18,980	14,231
Share-based compensation	3,878	4,072
Amortization and depreciation	16,828	11,683
Impairment—decommissions	386	1,462
Operating loss	(13,157)	(13,787)
Realized and unrealized gain (loss) on foreign currency debt	16,540	(18,138)
Interest expense, net	(12,330)	(7,499)
Other income (expense), net	(54)	987
Loss before income taxes	(9,001)	(38,437)
Income tax expense (benefit)	(92)	3,455
Net loss	$(8,909)	$(41,892)

Revenue

Revenue was $27.5 million for the three months ended September 30, 2021, compared to $17.9 million for the three months ended September 30, 2020. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental revenue of $8.4 million was generated in the three months ended September 30, 2021 from Acquisition Capex incurred during the twelve-month period subsequent to September 30, 2020. The remaining $1.2 million increase was due primarily to favorable foreign exchange rate effects on revenue and impacts of rent escalations in our Tenant Leases.

Cost of service

Cost of service was $0.5 million for the three months ended September 30, 2021, compared to $0.2 million for the three months ended September 30, 2020. The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired during the twelve-month period subsequent to September 30, 2020.

Selling, general and administrative expense

Selling, general and administrative expense was $19.0 million for the three months ended September 30, 2021, compared to $14.2 million for the three months ended September 30, 2020. General and administrative expenses associated with servicing our real property interest assets was $2.2 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively. Included in selling, general and administrative expense in the three months ended September 30, 2020 were expenses for nonrecurring domestication and public company registration activities totaling $2.7 million. The remaining increase in selling, general and administrative expenses was primarily due to legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements of approximately $2.9 million and expenses related to being a U.S. public company of approximately $1.6 million. The remainder of the increase in selling, general and administrative expenses was due primarily to higher compensation expenses associated with AP Wireless primarily as a result of an increase in headcount associated with the growth of our investments in real property interests.

Share-based compensation

Share-based compensation expense was $3.9 million for the three months ended September 30, 2021, compared to $4.1 million for the three months ended September 30, 2020. The decrease in share-based compensation expense was due primarily to fewer nonvested restricted stock awards in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Amortization and depreciation

Amortization and depreciation expense was $16.8 million for the three months ended September 30, 2021, compared to $11.7 million for the three months ended September 30, 2020. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to September 30, 2020.

Impairment—decommissions

Impairment-decommissions was $0.4 million for the three months ended September 30, 2021, compared to $1.5 million for the three months ended September 30, 2020. The decrease is due to a lower number of decommissioned sites in the three months ended September 30, 2021 as compared to the same period in 2020 and, to a lesser extent, tenant decommissions of wireless communications sites in 2020 including higher carrying amounts in the aggregate than those for sites decommissioned in the same period in 2021, as a result of the fair value adjustments made in the accounting for the APW Acquisition.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a gain of $16.5 million for the three months ended September 30, 2021, compared to a loss of $18.1 million in the three months ended September 30, 2020. In the three months ended September 30, 2021, the unrealized gain resulted from weakening of the Euro and Pound Sterling relative to the U.S. dollar, whereas both currencies increased relative to the U.S. dollar in the same period in 2020.

Interest expense, net

Interest expense, net was $12.3 million for the three months ended September 30, 2021, compared to $7.5 million for the three months ended September 30, 2020. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to September 30, 2020.

Other income (expense), net

Other income (expense), net was expense of $0.1 million for the three months ended September 30, 2021, compared to income of $1.0 million in the three months ended September 30, 2020. The change in other income (expense), net was due primarily to lower income in the three months ended September 30, 2021 related to receipts from tenants of incremental lease charges owed for periods prior to our acquisitions of the related real property interests for which we are contractually entitled to recover, as compared to receipts recorded in other income (expense), net in the same period in 2020.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $0.1 million for the three months ended September 30, 2021, compared to income tax expense of $3.5 million for the three months ended September 30, 2020. During the third quarter of 2020, an increase in the income tax rate in the United Kingdom resulted in the recognition of deferred income tax expense of $2.8 million.

Comparison of the results of operations for the nine months ended September 30, 2021 and September 30, 2020

Our selected financial information for the nine months ended September 30, 2021 and periods from and including February 10, 2020 to September 30, 2020 (Successor) and from and including January 1, 2020 to February 9, 2020 (Predecessor) set out below has been extracted without material adjustment from the unaudited condensed consolidated financial information included elsewhere in this Quarterly Report.

	Successor		Predecessor
(in thousands)	Nine months ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020
Condensed Consolidated Statements of Operations Data
Revenue	$74,609	$42,797	$6,836
Cost of service	1,357	375	34
Gross profit	73,252	42,422	6,802
Selling, general and administrative	53,235	42,915	4,344
Share-based compensation	11,823	79,173	—
Amortization and depreciation	46,483	30,512	2,584
Impairment—decommissions	2,780	2,059	530
Operating loss	(41,069)	(112,237)	(656)
Realized and unrealized gain (loss) on foreign currency debt	27,485	(17,408)	11,500
Interest expense, net	(33,584)	(16,821)	(3,623)
Other income (expense), net	(1,933)	1,362	(277)
Gain on extinguishment of debt	—	1,264	—
Income (loss) before income taxes	(49,101)	(143,840)	6,944
Income tax expense	5,330	4,884	767
Net income (loss)	$(54,431)	$(148,724)	$6,177

Revenue

Revenue was $74.6 million for the nine months ended September 30, 2021, compared to $42.8 million and $6.8 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental revenue of $19.3 million was generated in the nine months ended September 30, 2021 from Acquisition Capex incurred during the twelve-month period subsequent to September 30, 2020. The remaining $5.7 million increase was due primarily to favorable foreign exchange rate effects on revenue and, to a lesser extent, impacts of rent escalations in our Tenant Leases.

Cost of service

Cost of service was $1.4 million for the nine months ended September 30, 2021, compared to $0.4 million and $34 thousand for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired during the twelve-month period subsequent to September 30, 2020.

Selling, general and administrative expense

Selling, general and administrative expense was $53.2 million for the nine months ended September 30, 2021, compared to $42.9 million and $4.3 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. General and administrative expenses associated with servicing our real property interest assets was $5.8 million for the nine months ended September 30, 2021, compared to $3.8 million and $0.6 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Selling, general and administrative expense for the Successor period from February 10 to September 30, 2020 included expenses for nonrecurring domestication and public company registration activities totaling $7.8 million, transfer taxes resulting from the APW Acquisition of $1.8 million and compensation expense recorded for one-time compensation payments for the benefit of certain AP Wireless employees totaling $3.2 million. Significant factors associated with the remaining increase in selling, general and administrative expenses were increases in transaction-related costs of $1.8 million, legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements of approximately $5.6 million, expenses related to being a U.S. public company of approximately $4.5 million and higher compensation expenses associated with AP Wireless of approximately $2.7 million primarily as a result of an increase in headcount associated with the growth of our investments in real property interests. The remainder of the increase in selling, general and administrative expenses was due to incremental expenses associated with increasing staff and other resources necessary for being a U.S. public company and the inclusion of compensation and facilities-related costs associated with the Radius management team and staff for a full nine months in the nine months ended September 30, 2021, whereas such costs included in the comparable 2020 period only were incurred for the period from February 10 to September 30, 2020.

Share-based compensation

Share-based compensation expense was $11.8 million for the nine months ended September 30, 2021, compared to $79.2 million for the Successor period from February 10 to September 30, 2020. Our February 2020 grant of awards of LTIP Units to each of our executive officers under the 2020 Equity Incentive Plan (the “Equity Plan”) resulted in share-based compensation expense of $9.9 million and $8.1 million for the nine months ended September 30, 2021 and for the Successor period from February 10 to September 30, 2020, respectively. Share-based compensation expense recognized in the nine months ended September 30, 2021 and in the Successor period from February 10 to September 30, 2020 for the restricted stock and stock option awards was approximately $1.9 million and $1.2 million, respectively.

In the Successor period from February 10 to September 30, 2020, expense for two share-based compensation awards, totaling $69.9 million, was recognized upon the consummation of the APW Acquisition.

Amortization and depreciation

Amortization and depreciation expense was $46.5 million for the nine months ended September 30, 2021, compared to $30.5 million and $2.6 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The increase in amortization and depreciation was due primarily to amortization on the real property interests acquired during the twelve months subsequent to September 30, 2020.

Impairment—decommissions

Impairment-decommissions was $2.8 million for the nine months ended September 30, 2021, compared to $2.1 million and $0.5 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Tenant decommissions of wireless communications sites in 2021 included higher carrying amounts that in the aggregate were higher than those for sites decommissioned in the same period in 2020.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a gain of $27.5 million for the nine months ended September 30, 2021, compared to a loss of $17.4 million and a gain of $11.5 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. In the nine months ended September 30, 2021, the unrealized gain resulted from Euro and Pound Sterling weakening relative to the U.S. dollar. In the period from February 10 to September 30, 2020, the Euro increased significantly relative to the U.S. dollar. In the Predecessor period from January 1 to February 9, 2020, the Pound Sterling decreased significantly relative to the U.S. dollar.

Interest expense, net

Interest expense, net was $33.6 million for the nine months ended September 30, 2021, compared to $16.8 million and $3.6 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to September 30, 2020.

Other income (expense), net

Other income (expense), net was expense of $1.9 million for the nine months ended September 30, 2021, compared to income of $1.4 million and expense of $0.3 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Foreign exchange losses recorded in other income (expense), net were $2.4 million for the nine months ended September 30, 2021, compared to losses of $0.8 million and $0.5 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. The remaining change in other income (expense), net was due primarily to lower income in the nine months ended September 30, 2021 related to receipts from tenants of incremental lease charges owed for periods prior to our acquisitions of the related real property interests for which we are contractually entitled to recover, as compared to receipts recorded in other income (expense), net in the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively.

Income tax expense

Income tax expense was $5.3 million for the nine months ended September 30, 2021, compared to income tax expense of $4.9 million and $0.8 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of the APW Group, (ii) our management of available cash, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital infrastructure sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, restricted cash and borrowings available under our credit arrangements. As of September 30, 2021, we had working capital of approximately $333.1 million, including $374.0 million in unrestricted cash and cash equivalents. Additionally, as of September 30, 2021, we had $1.9 million and $39.0 million, including $23.5 million available to use in acquiring international assets, in short-term and long-term restricted cash, respectively.

In September 2021, we issued convertible notes (the “Convertible Notes”) in an aggregate principal amount totaling $264,500. The Convertible Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The Convertible Notes are convertible into cash, shares of our Class A common stock, or a combination thereof, at our election, and may be settled as described in Note 9 to the condensed consolidated financial statements. The Convertible Notes will mature on September 15, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms.

In May 2021, we entered into an agreement to issue and sell an aggregate of 14,336,918 Class A Shares to certain institutional investors at a purchase price of $13.95 per Class A Share (representing a 5-day volume weighted average price per share of $14.68, less a 5% discount) for aggregate gross proceeds of $200.0 million. Total net offering proceeds to us were approximately $191.5 million after deducting placement agent fees and offering expenses.

In February 2021, a new tranche of debt was issued under the Subscription Agreement. We added approximately $94 million of USD equivalents (€77 million) of new interest-only secured notes under the existing debt facility. In April 2021, APW OpCo and AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, amended and restated the A&R Mezzanine Loan Agreement (as defined in “Contractual Obligations and Material Cash Requirements” below) (the “DWIP II Loan Agreement”) to increase the borrowings thereunder to $75.0 million and to modify the interest rate and the maturity date. Contemporaneously with entering into the DWIP II Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the DWIP II Loan Agreement to unrelated third-party lenders for an aggregate consideration of $75.0 million. In addition to the available uncommitted borrowing capacity under our Facility Agreement of $821.7 million and Subscription Agreement of $167.3 million, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt or equity if needed or desired.

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

	Successor		Predecessor
(in thousands)	Nine months ended September 30, 2021	Period from February 10, 2020 to September 30, 2020	Period from January 1, 2020 to February 9, 2020
Net cash used in operating activities	$(12,305)	$(30,792)	$(3,452)
Net cash used in investing activities	(354,590)	(332,684)	(22,604)
Net cash provided by (used in) financing activities	566,853	99,755	(3,399)

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$374,039	$99,896
Restricted cash	40,879	115,552

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $12.3 million, compared to net cash used in operating activities of $30.8 million and $3.5 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Cash used in the Successor period from February 10 to September 30, 2020 included payments made for accrued expenses of Landscape for professional fees and other costs incurred prior to the Successor period from February 10 to September 30, 2020 of approximately $34.6 million, primarily associated with the APW Acquisition.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $354.6 million, compared to $332.7 million and $22.6 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. Cash paid in the APW Acquisition net of the cash acquired in the Successor period from February 10 to September 30, 2020 was $277.1 million. Payments to acquire real property interests were $354.0 million in the nine months ended September 30, 2021, as compared to $72.8 million in the Successor period from February 10 to September 30, 2020 and $5.1 million in the Predecessor period from January 1 to February 9, 2020, respectively.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $566.9 million, compared to net cash provided by in financing activities of $99.8 million and net cash used in financing activities of $3.4 million for the Successor period from February 10 to September 30, 2020 and the Predecessor period from January 1 to February 9, 2020, respectively. In September 2021, proceeds from the issuances of convertible notes totaled $264.5 million. In May 2021, we completed an offering of Class A Shares, the issuance of which resulted in the receipt of proceeds, net of equity issuance costs, of $191.5 million. In February 2021 and April 2021, we made borrowings under our Subscription Agreement and DWIP II Loan Agreement totaling approximately $93.9 million and $75.0 million, respectively.

Contractual Obligations and Material Cash Requirements

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2020. For a summary of our contractual obligations and material cash requirements, see Part II, Item 7 of the Annual Report.

Convertible Notes 2021

In September 2021, we issued the Convertible Notes in an aggregate principal amount totaling $264,500. The Convertible Notes are fully and unconditionally guaranteed by APW OpCo LLC and are senior, unsecured obligations of the Company and APW OpCo.

The Convertible Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 15 and

September 15 of each year, beginning on March 15, 2022. The Convertible Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, and may be settled as described in Note 9 to the condensed consolidated financial statements. The Convertible Notes will mature on September 15, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms.

The Convertible Notes are the Company’s and APW OpCo’s respective senior unsecured obligations and will rank senior in right of payment to any of the Company’s and APW OpCo’s respective indebtedness that is expressly subordinated in right of payment to the Convertible Notes; rank equal in right of payment to any of the Company’s and APW OpCo’s respective indebtedness that is not so subordinated; be effectively junior in right of payment to any of the Company’s and APW OpCo’s respective secured indebtedness to the extent of the value of the assets securing such indebtedness; and rank structurally junior to all indebtedness and other liabilities (including trade payables) of the our non-guarantor subsidiaries.

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

A&R Mezzanine Loan and Security Agreement

In 2015, DWIP II entered into a loan agreement, which was later amended and restated (the “A&R Mezzanine Loan Agreement”). In April 2021, APW OpCo and DWIP II amended and restated the A&R Mezzanine Loan Agreement through the “DWIP II Loan Agreement to increase the borrowings thereunder to $75.0 million and to modify the interest rate and the maturity date. Contemporaneously with entering into the DWIP II Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the DWIP II Loan Agreement to unrelated third-party lenders for an aggregate consideration of $75.0 million.

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

Leverage Limitation of Applicable Rent or Revenue
DWIP Loan Agreement	7.75x
Facility Agreement	9.0x
Subscription Agreement	12.0x
DWIP II Loan Agreement	13.0x

Lease and Installment Obligations

As disclosed in Note 4 to the condensed consolidated financial statements, under certain circumstances, we are committed to make future payments under our real property interest arrangements, either as payments under unsecured arrangements determined to be finance leases or as noninterest bearing installments for arrangements that do not qualify as leases. As of September 30, 2021, the aggregate committed contractual obligation under these arrangements was $55.3 million, of which $36.3 million is due during the period beginning on October 1, 2021 and ending December 31, 2023. As disclosed in Note 7 to the condensed consolidated financial statements, we are lessees under operating leases, primarily for the use of office space. As of September 30, 2021, we are contractually committed to make future payments of $4.3 million under operating lease arrangements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2021 and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, we did not make any repurchases of Class A Shares or unregistered sales of our equity securities during the three months ended September 30, 2021 that were not previously reported in a Current Report on Form 8-K.

From July 1, 2021 to September 30, 2021, we granted to our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 257,500 Class A Shares at a weighted-average exercise price of $16.71 per share subject to the terms and conditions of the Equity Plan. These options were granted in reliance on Section 4(a)(2) of the Securities Act, Regulation S thereunder, and/or Rule 701 thereunder.

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

4.1

Indenture, dated as of September 13, 2021, between Radius Global Infrastructure, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 13, 2021).

4.2	Form of 2.50% Convertible Senior Notes due 2026 (included in Exhibit 4.1).
10.1	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 13, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications filed pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIUS GLOBAL INFRASTRUCTURE, INC.

November 10, 2021	/s/ Glenn Breisinger
Glenn Breisinger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 10, 2021	/s/ Gary Tomeo
Gary Tomeo
Chief Accounting Officer
(Principal Accounting Officer)