Form 10-K
period 2021-12-31
Radius Global Infrastructure, Inc.
filed 2022-03-01
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (610) 660-4910

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2021 was $904.2 million, based on the closing price of the Registrant’s Class A Common Stock as reported on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second quarter. There currently is no established public trading market for the registrant’s Class B Common Stock.

As of February 22, 2022, the number of outstanding shares of the Registrant’s Class A Common Stock and Class B Common Stock was 92,381,267 and 11,551,769, respectively.

Documents Incorporated by Reference

Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

i

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K (this “Form 10-K”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” “will,” or similar expressions, their negative or other variations or comparable terminology.

Forward-looking statements are based on current beliefs, assumptions and expectations based upon our historical performance and on our current plans, estimates and expectations in light of information available to us. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, publicly update or revise any forward-looking statements made herein after the date of this Form 10-K, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Actual results may differ materially from those set forth in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Certain important factors that we think could cause our actual results to differ materially from expected results are summarized below, including the impact of the ongoing COVID-19 pandemic on the U.S., regional and global economies, the U.S. sustainable infrastructure market and the broader financial markets. The COVID-19 pandemic has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in this Form 10-K. Other factors besides those listed could also adversely affect us. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for management to predict all such risks and uncertainties or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the pandemic domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the availability, distribution, acceptance and efficacy of vaccines (including boosters), and responses to new or mutated strains of COVID-19 (such as the delta or omicron variant) or a similar virus (including vaccine-resistant strains).

Other important factors that could cause our actual results to differ materially from those indicated in these statements include, but are not limited to:

•	the extent that MNOs or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure to a significant degree;
•	the extent that new technologies reduce demand for wireless infrastructure;
•	competition for assets;
•	whether the Tenant Leases for the wireless communication tower, antennae or other communications infrastructure located on our real property interests are renewed with similar rates or at all;
•

the extent of unexpected lease cancellations, given that most of the Tenant Leases associated with our assets may be terminated upon limited notice by the MNO or tower company and unexpected lease cancellations could materially impact cash flow from operations;

•	economic, political, cultural, regulatory and other risks to our operations outside the U.S., including risks associated with fluctuations in foreign currency exchange rates and local inflation rates;

•	the effect of foreign currency exchange rates;
•	the effect of the Electronic Communications Code in the United Kingdom, which may limit the amount of lease income we generate in the United Kingdom;
•

the extent that we continue to grow at an accelerated rate, which may prevent us from achieving profitability or positive cash flow at a company level (as determined in accordance with GAAP) for the foreseeable future, particularly given our history of net losses and negative net cash flow;

•	the fact that we have incurred a significant amount of debt and may in the future incur additional indebtedness;
•	the extent that the terms of our debt agreements limit our flexibility in operating our business;
•	the ongoing COVID-19 pandemic and the response thereto;
•	the extent that unfavorable capital markets environments impair our growth strategy, which requires access to new capital;
•	the adverse effect that increased market interest rates may have on our interest costs, the value of our assets and on the growth of our business;
•	the adverse effect that perceived health risks from radio frequency energy may have on the demand for wireless communication services;
•	our ability to protect and enforce our real property interests in, or contractual rights to, the revenue streams generated by leases on our communications sites;
•	the loss, consolidation or financial instability of any of our limited number of customers;
•	our ability to pay dividends or satisfy our financial obligations;
•

whether we are required to issue additional shares of Class A Common Stock pursuant to the terms of the Series A Founder Preferred Stock or the APW OpCo LLC Agreement or upon the exercise of options to acquire shares of Class A Common Stock, which would dilute the interests of holders of our Class A Common Stock;

•

the possibility that securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely; and

•	the other risks and uncertainties described under “Risk Factors”.

The risks included here are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely affect our business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

References in this Form 10-K to “Radius”, the “Company,” “we,” “our,” or “us” mean Radius Global Infrastructure, Inc. together with its subsidiaries except where the context otherwise requires. Any capitalized terms not otherwise defined above have been defined elsewhere in this Form 10-K.

Summary of Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

Risks Relating to our Industry

•

If the MNOs or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure to a significant degree, our business and profitability could be materially and adversely affected; and

•	New technologies may significantly reduce demand for wireless or essential communications infrastructure and therefore negatively impact our revenue and future growth.

Risks Relating to our Business

•

We may become involved in expensive litigation or other contentious legal proceedings relating to our real property interests and contractual rights, the outcome of which is unpredictable and could require us to change our business model in certain jurisdictions or exit certain markets altogether;

•	Competition for assets could adversely affect our ability to achieve our anticipated growth;
•

If the Tenant Leases for the wireless communication tower, antennae or other communications infrastructure located on our real property interests are not renewed with similar rates or at all, our future revenue may be materially affected;

•

Most of the Tenant Leases associated with our assets may be terminated upon limited notice by the MNO or tower company, and unexpected lease cancellations could materially impact cash flow from operations; and

•	The ongoing COVID-19 pandemic could have a material adverse effect on our results of operations and financial condition.

Risks Relating to our Financial Performance or General Economic Conditions

•	We have a history of net losses and negative net cash flow; if we continue to grow at an accelerated rate, we may be unable to achieve profitability or positive cash flow for the foreseeable future;
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

Risks relating to the APW Acquisition

•	We may have limited redress in respect of claims for breach of the warranties, covenants, and other provisions under the agreement pursuant to which we acquired the APW Group in February 2020.

Risks Relating to our Securities

•

We have been, and may in the future, be required to issue additional shares of Class A Common Stock pursuant to the terms of the Series A Founder Preferred Stock, and such additional issuances may dilute your interests in the Class A Common Stock; and

•	We will be required to issue additional shares of Class A Common Stock upon the exercise of stock options, which may dilute your interests in the Class A Common Stock.

General Risk Factors

•	Future sales of substantial amounts of our securities, or the perception that such sales could occur, may have an adverse effect on the price of our securities; and
•	The market price of our securities may fluctuate significantly, and such volatility could adversely affect your investment in our securities.

v

PART I

Item 1. Business.

Our Company

Radius Global Infrastructure, Inc. (“Radius” or the “Company”) is a holding company with no material assets other than cash and its limited liability company interests in APW OpCo LLC (“APW OpCo”), a Delaware limited liability company and the sole limited partner of AP WIP Investments Holdings, LP (“AP Wireless”), which in turn is the direct parent of AP WIP Investments, LLC (“AP WIP Investments” and collectively with its consolidated subsidiaries, the “APW Group”). Radius was incorporated under the laws of the British Virgin Islands on November 1, 2017, then known as Landscape Acquisition Holdings Limited (“Landscape”), which was formed to undertake an acquisition of a target company or business. On November 20, 2017, the ordinary shares (the “Ordinary Shares”) and warrants to purchase Ordinary Shares (the “Warrants”) of Landscape were admitted to listing on the London Stock Exchange (“LSE”), and Landscape raised approximately $500 million before expenses through its initial placement of 48,400,000 Ordinary Shares and the Warrants on November 20, 2017 and a private subscription by Noam Gottesman and Michael D. Fascitelli for 1,600,000 shares of preferred stock, par value $0.0001 per share, of the Company designated as “Series A Founder Preferred Stock” (the “Series A Founder Preferred Stock”).

On February 10, 2020 (the “Closing Date”), Landscape completed the acquisition of the APW Group from Associated Partners, LP, a Guernsey limited partnership (“Associated Partners”) and was renamed Digital Landscape Group, Inc. On October 2, 2020, the Company effected a discontinuance under Section 184 of the BVI Business Companies Act, 2004, as amended, and a domestication under Section 388 of the General Corporation Law of the State of Delaware, pursuant to which the Company’s jurisdiction of incorporation was changed from the British Virgin Islands to the State of Delaware (the “Domestication”). Effective upon the Domestication, the Company was renamed “Radius Global Infrastructure, Inc.” On October 2, 2020, in connection with the Domestication, the Company delisted its Ordinary Shares and Warrants from trading on the LSE and on October 5, 2020 began trading its shares of shares of Class A common stock, par value $0.0001 (the “Class A Common Stock” or “Class A Shares”) on the Nasdaq Global Market under the symbol “RADI”.

For more information relating to the acquisition of the APW Group, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments—The APW Acquisition”. Except as the context otherwise requires, references in the following discussion to the “Company”, “Radius”, “we”, “our” or “us” with respect to periods prior to the Closing Date are to our “Predecessor”, the APW Group, and its operations prior to the Closing Date; such references with respect to periods after to the Closing Date are to our “Successor”, Radius Global Infrastructure, Inc. and its subsidiaries (including the APW Group), and their operations after the Closing Date.

The APW Group was established as a U.S. cell site lease aggregator in 2010 and made its first foreign lease investment in November of 2011. As of December 31, 2021, the APW Group held assets in, a total of 19 jurisdictions in addition to the U.S. We believe that the APW Group has been a “first mover” in many of these jurisdictions; that is, until its market entry no other parties were engaged in the systematic aggregation of cell site leases in any kind of scale.

Our Business

Through our ownership of the APW Group, we are one of the largest international aggregators of rental streams underlying wireless and other essential communications infrastructure sites through the acquisition of real property interests and contractual rights. We purchase, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing ground, rooftop or other communications infrastructure lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae or other essential communications infrastructure (each such lease, a “Tenant Lease”). Typically, we acquire the rental streams by way of a purchase of a real property interest in the land underlying the wireless tower, antennae or other essential communications infrastructure, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provide us with the right to receive all communications rents relating to the property, including the rents from the Tenant Lease. In addition, we purchase contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

As of December 31, 2021 and 2020, we had interests in 8,186 and 7,189 leases that generate rents for us, respectively. These leases related to properties that were situated on 6,211 and 5,427 different communications sites, respectively, throughout the United States and 19 other countries. Our revenue was $103.6 million for the year ended December 31, 2021. As of December 31, 2021, annualized contractual revenue from the rents expected to be collected on the leases we had in place at that time (the annualized “in-place rents”) from the APW Group assets was approximately $117.9 million. For a definition of annualized in-place rents and a comparison to the most directly comparable financial measure determined in accordance with generally accepted accounting principles in the United States (“GAAP”), revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

We believe that our business model and the nature of our assets provides us with stable, predictable and growing cash flow. First, we seek to acquire real property interests and rental streams subject to triple net or effectively triple net lease arrangements, whereby most taxes, utilities, maintenance costs and insurance are the responsibility of either the owner of the communications infrastructure or the property owner. Furthermore, Tenant Leases contain contractual rent increase clauses, or “rent escalators”, that are tied to a local consumer price index (“CPI”), subject to open market valuation (“OMV”) or at a fixed rate of increase, typically at approximately 3%. As a percentage of revenue for the year ended December 31, 2021 and as a percentage of annualized in-place rents as of December 31, 2021, approximately 98% of our Tenant Leases had contractual rent escalators. Approximately 76% (as a percentage of revenue for the year ended December 31, 2021) and 78% (as a percentage of annualized in-place rents as of December 31, 2021) of our Tenant Lease contractual rent escalators were either tied to a local CPI or subject to OMV, and the remainder were fixed escalators. In addition, the APW Group has historically experienced low annual churn as a percentage of revenue, ranging from 1% to 2%, primarily due to the significant network challenges and expenses incurred by owners of communications infrastructure in connection with the relocation of these infrastructure assets to alternative sites. Finally, we seek to obtain the ability to negotiate amendments and renewals of our Tenant Leases, thereby providing us with additional recurring revenue and one-time fees.

Our Strategy

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

Growing Through Additional Acquisitions. We intend to continue to pursue acquisitions of real property interests and contractual rights underlying communications infrastructure, utilizing the expertise of our management and our proven, proprietary underwriting process to identify and assess potential acquisitions. When acquiring real property interests and contractual rights, we aim to target communications infrastructure locations that are essential to the ongoing operations and profitability of the respective tenants, which we expect will result in continued high tenant occupancy and cash flow stability. We have established a local presence in high opportunity countries in order to expand our operating jurisdictions. In addition, we can utilize our advanced acquisition expertise to pursue acquisitions and investments in either single assets or portfolios of assets.

Increasing Cash Flow Without Additional Capital Investment. We seek to organically grow our cash flow on our existing portfolio without additional capital investment through (i) contractual rent escalations, (ii) lease renewals, at higher rates, with existing tenants, (iii) rent increases based on equipment, technology or site modification upgrades at our infrastructure locations and (iv) the addition of new tenants to existing locations.

Leveraging Existing Platform and Continued Expansion of our Business into the Broader Communications Infrastructure. We have acquired additional like-kind, long-dated rental streams within the communications infrastructure market segment that have similar characteristics to our core “Tenant Lease” (i.e., an existing lease between a property owner and an owner of a wireless tower or antenna), including investing in Tenant Leases underneath (i) mobile switching centers, which are digital communication fiber exchanges that make the connection between mobile users within networks, from mobile users to the public switched telephone network, and from mobile users to other mobile networks, (ii) distributed antenna system (DAS) networks, which are a way to address isolated spots of poor coverage in a large building or facility (such as a hospital or transportation hub) by installing networks of small antennae to serve as repeaters, (iii) build-to suit-opportunities where we are contracted to build communications infrastructure (such as wireless towers) and lease such equipment to tenants on a long-term basis, and (iv) data centers, which are large groups of networked computer servers typically used by organizations for remote storage, processing or distribution of large amounts of data that are typically located in a stand-alone building. Additionally, Cell:cm Chartered Surveyors, which is a wholly-owned subsidiary within the APW Group, offers building consultancy services including architecture and design, building and roof maintenance, building surveys and development, and project monitoring.

Our Assets

Types of Assets

As of December 31, 2021, we have acquired a total of 8,506 leases since the inception of the APW Group in 2010 (including non-renewed or terminated leases). As of December 31, 2021 and 2020, we had interests in 8,186 and 7,189 leases that generate rents for us, respectively. These outstanding leases related to properties that were situated on 6,211 and 5,427 different communications sites, respectively. Each of these “assets” is the right to receive the rent payable under the Tenant Lease entered into between the property owner or current lessor of the property and the owner of the wireless communication towers, antennae or other assets installed at such site. These tenants typically are either wireless carriers (mobile network operators, or “MNOs”) or tower companies. We acquire these interests primarily through individually negotiated transactions with the property owners. Our revenue growth rate has historically ranged from approximately 3% to 4.5%, and approximately 1% to 2% of our leases are lost annually due to non-renewal or terminations.

The majority of these assets are real property interests of varying legal structures (such as easements, usufructs, leases, surface rights or fee simple interests), which provide us the right to receive the income from the Tenant Lease rental payments over a specified duration. The real property right granted to us is typically limited to the land underlying the area of the communication asset. However, in certain circumstances we purchase interest in a larger portion of the real property. For rooftop interests, we typically create an interest in the entire rooftop rather than just the portion of the rooftop underlying an antenna, to permit it to grant additional rights to new or existing tower or antenna operators. The scope of the real property interest is also typically tied to our use for wireless communication assets. We also purchase contractual rights in the rental stream, such as through an assignment of rents, either individually or in connection with the purchase of the real property right.

As set forth in the table below, approximately 91% and 94% of the total portfolio was generated from real property interests (including fee simple interests), based on total revenue for the year ended December 31, 2021 and annualized in-place rents as of December 31, 2021, respectively, and 6% was generated from contractual property interests, based on total revenue for the year ended December 31, 2021 and annualized in-place rents as of December 31, 2021, respectively. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. Our revenue was $103.6 million for the year ended December 31, 2021.

(in thousands)	Revenue for the year ended December 31, 2021		Percentage of Total	Annualized In-Place Rents as of December 31, 2021		Percentage of Total Annualized In-Place
Asset Type	U.S.	International	Revenue	U.S.	International	Rents
Real Property Interests (including Fee Simple Interests)	$17,461	$76,329	91%	$19,637	$91,344	94%
Contractual Rights without a Real Property Interest	336	5,512	6%	338	6,605	6%
Other (a)	—	3,971	3%	—	—	0%
Total	$17,797	$85,812	100%	$19,975	$97,949	100%

(a)	Relates to Cell:cm operations.

Real Property Interests. As of December 31, 2021, we had an aggregate of 6,858 leases arising from real property interests, other than fee simple interests. These real property interests vary by jurisdiction and often bifurcate portions of ownership. In the U.S., the real property interests are generally easements. In the United Kingdom, we typically enter into “head leases” with the property owner or leaseholder which, as a matter of law, inserts us between the property owner or leaseholder and the tenant. In other jurisdictions, we may purchase from the property owners (i) a “usufruct”, which is a real property right that provides us with the ability to benefit from a property arising from the specified use (in this case use for wireless communications services) for a specified duration or (ii) a “surface right”, which is a real property right to benefit from and use the surface of a property for a specified duration. Under a usufruct or surface right, we become, in accordance with local law, the legal beneficiary of any leases pre-existing on such property and typically have the right to negotiate any new leases during the specified duration. At the end of the specified duration, the full property rights again are vested in the property owner. In each case, these real property rights are registered with the property registry in the applicable jurisdiction to provide constructive notice of such interests and to protect against subsequent creditors.

As of December 31, 2021, we had an aggregate 1,328 assets associated with fee simple interests. These assets were primarily held in the United Kingdom (690), Italy (88), the United States (61) and the Netherlands (56). Fee simple ownership confers the greatest bundle of property rights available to us in any jurisdiction. The size of fee simple holdings is typically limited to the land underlying or other real property containing the communication structure and, in certain cases, the surrounding areas for ancillary structures. When we hold a fee simple interest, we will enter into a Tenant Lease directly with the tower owner (the MNO or tower company). In most of our fee simple interests, we have entered into a Tenant Lease that imposes on the tenant the responsibility for taxes, insurance, maintenance and utilities for such property.

Contractual Rights. In addition to real property rights, we acquire contractual rights by way of an assignment of rents, typically where legal limitations of local real estate law or commercial circumstances make the acquisition of a real property interest impractical. These assignments of rent also arise with rooftops where the building is owned by a condominium or governmental entity and it is not feasible to obtain a real property interest. The rent assignment is a contractual obligation pursuant to which the property owner assigns its right to receive the rent arising under the Tenant Lease to us. A rent assignment relates only to an existing Tenant Lease and therefore would not provide us with the ability automatically to benefit from lease renewals beyond those provided for in the existing Tenant Lease. However, in these cases, we either limit the purchase price of the asset to the term of the current Tenant Lease or obtain an irrevocable power of attorney from the property owner that provides us with the ability to negotiate future leases and a contractual obligation from the property owner to assign rental streams from future Tenant Lease renewals.

Common Asset Attributes

Non-disturbance Agreements. When we acquire a real property interest in connection with a property subject to a mortgage, we usually also enter into a non-disturbance agreement (or local equivalent) with the mortgage lender in order to protect us from potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non-disturbance agreement (or local equivalent), extinguish our real property interest. In some instances where we obtain non-disturbance agreements, we remain subordinated to some indebtedness. As of December 31, 2021, substantially all of our real property interests were either subject to non-disturbance agreements or had been otherwise recorded in local real estate records in senior positions to any mortgages.

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

Triple Net Nature of the Assets. Through the acquisition of real property interests and contractual rights from the property owner, we obtain the property owner’s rights to the rental streams payable under the Tenant Lease. Generally, we do not assume, and contract back to the property owner, the obligations under the pre-existing Tenant Lease, such as the obligations to provide quiet enjoyment of the property or to pay property taxes. Typically, our assets are subject to triple net or effectively triple net lease arrangements, meaning that the tenants or the underlying property owners are contractually responsible for property level operating expenses, including taxes, utilities, maintenance capital and operating expenditures and insurance. For the fiscal year ended December 31, 2021, our property taxes, utilities, maintenance and insurance expenses were approximately 2% of revenue. We believe that our triple net and effectively triple net lease arrangements support a stable, consistent and predictable cash flow profile due to the following characteristics:

•	limited equipment maintenance costs or obligations;
•	limited property level maintenance capital expenditures; and
•	limited property tax, utilities, or insurance obligations.

Assets with triple net lease arrangements represented 70% of revenue for the year ended December 31, 2021 and 65% of annualized in-place rents as of December 31, 2021. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

Asset Terms. The terms of our real property interests, other than our fee simple interests, generally range from 30 years to 99 years, although some are shorter, and provide us with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. As of December 31, 2021, the weighted average remaining term of our real property interests was 59.8 years and specifically, 56.3 years for our interests in the United States and Canada, 67.9 years for our interests in Europe and Australia and 27.6 years for our interests in South America and Mexico. In most cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides us with the right and opportunity for renewals and extensions. For more information regarding the terms of our Tenant Leases, see “Item 1. Business- Tenant Lease Terms”. The table below provides an overview of the remaining term under our real property interests and contractual rights as of December 31, 2021.

Remaining Asset Term	Revenue for year ended December 31, 2021 (in thousands) *	Percentage of Total Revenue *	Number of Leases as of December 31, 2021	Annualized In- Place Rents as of December 31, 2021 (in thousands) **	Percentage of Total Annualized In-Place Rents **
5 years or less	$277	0%	11	$276	0%
5 to 20 years	11,576	12%	928	11,903	10%
20 to 40 years	39,106	39%	3,951	41,748	36%
40 to 60 years	10,121	10%	944	10,440	9%
> 60 years	38,558	39%	2,352	53,557	45%
Total	$99,638	100%	8,186	$117,924	100%

*	Revenue excludes revenue from “Other” Asset Types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

Communication Structures. Our real property interests and contractual rights typically underlie either a wireless communications tower, an antenna or a fiber exchange. Our structure types include rooftop sites, wireless towers (including monopoles, self-supporting towers, stealth towers and guyed towers) and other structures (including, for example, fiber exchanges, water towers and church steeples) on which wireless communications assets are located. The table below provides an overview of our portfolio of assets by structure type. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. Our revenue was $103.6 million for the year ended December 31, 2021.

Structure Type	Revenue for the year ended December 31, 2021 (in thousands) *	Percentage of Total Revenue *	Annualized In- Place Rents as of December 31, 2021 (in thousands) **	Percentage of Total Annualized In- Place Rents **
Towers	$49,108	49%	$52,833	45%
Rooftops	26,370	26%	27,624	23%
Other Structures	24,160	25%	37,467	32%
Total	$99,638	100%	$117,924	100%

*	Revenue reported for each component excludes revenue from “Other” Asset Types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

Geographic Distribution

We own assets throughout the United States and the following 19 countries: Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, Hungary, Ireland, Italy, Mexico, the Netherlands, Portugal, Romania, Spain, Turkey, the United Kingdom, and Uruguay. As of December 31, 2021, approximately 16% of our sites were located in the United States and Canada, approximately 61% of our sites were located in Europe and Australia and approximately 23% of our sites were located in South America and Mexico.

Global Operations

Our corporate offices are located in Bala Cynwyd, Pennsylvania and New York, New York. The APW Group’s operations are headquartered in San Diego, California, with offices also in the following regions: (i) Northern Europe (the United Kingdom, Ireland, the Netherlands, Belgium, Germany and Hungary), (ii) Southern Europe (France, Spain, Italy, Romania, Turkey and Portugal), (iii) Spanish LatAm (Mexico, Brazil, Colombia, Chile and Uruguay), and (iv) United States, Canada and Australia. Executive, regional and country leaders have responsibility across the full range of the APW Group’s activities, from acquisitions to property management.

These activities include (i) establishing and executing our world-wide strategies, (ii) determining the investment structures and documentation used in each of our target jurisdictions, (iii) investment targeting, (iv) developing marketing strategies and materials, (v) finalizing and submitting asset acquisitions for consideration, including pricing, (vi) underwriting, including commercial due diligence, (vii) providing legal functions and managing regional and local legal departments, (viii) property management, including revenue enhancement, (ix) accounting, finance and tax, (x) human resources, (xi) developing and maintaining global systems and processes and (xii) managing and tracking key performance indicators.

The table below sets forth our top geographic markets, based on a percentage of revenue for the year ended December 31, 2021 and annualized in-place rents as of December 31, 2021.

Country	Year ended December 31, 2021	Annualized In- Place Rents as of December 31, 2021 (in thousands) *	Percentage of Total Annualized In- Place Rents *
United States	$17,797	$19,975	17%
United Kingdom	24,036	21,519	18%
Italy	25,913	37,149	32%
Other Eurozone countries	14,719	16,158	13%
Other	21,144	23,123	20%
Total	$103,609	$117,924	100%

*

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

The table below presents our principal jurisdictions, calculated on a percentage of revenue generated for the year ended December 31, 2021, for the period from February 10, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to February 9, 2020 (Predecessor) (based on the billing addresses of the related in-place tenants).

	Successor	Successor	Predecessor
Country	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
United States	17%	24%	26%
United Kingdom	23%	27%	28%
Italy	25%	9%	5%
Other Eurozone Countries	14%	15%	16%
Other	21%	25%	25%
Total	100%	100%	100%

Before entering into a new geographic market, we evaluate numerous factors, including the following: (i) political stability, (ii) the rule of law, including the ability to obtain judicial enforcement of our property rights and contract rights, (iii) the reliability, quality, and accessibility of local property registries, (iv) macro-economic fundamentals, including inflation and exchange rates, (v) the ability to raise reasonably priced debt at appropriate leverage multiples to support local acquisitions, (vi) the total addressable market, (vii) taxes, including transfer and/or recordation taxes and indirect taxes such as VAT, (viii) regulatory issues, if any, (ix) the extent of competition in and the maturity of the wireless communications market, (x) consolidation risk among tower companies and MNOs, (xi) the potential for sale-leasebacks and/or lease-leasebacks between MNOs and tower companies, (xii) passive and active network sharing risk between MNOs, (xiii) the nature and creditworthiness of the local tower companies and/or MNOs, (xiv) our relationships with local tower companies and MNOs in the market based on our operations in other markets, and (xv) the overall cultural compatibility with the target jurisdiction in question.

Tenant Base

The counterparties to the Tenant Leases from which we derive our revenue are generally either large, investment-grade MNOs or tower companies that have a national or international footprint. For the year ended December 31, 2021, our top 20 tenants comprised 83% of our revenue. As of December 31, 2021, our top 20 tenants represented 86% of our annualized in-place rents. Investment-grade tenants, which include AT&T Mobility, Verizon, Telefónica, Orange, Telstra and Vodafone in the wireless carrier industry and American Tower, Crown Castle and Vantage Towers in the cellular tower industry, constituted 68% of the revenue of our top 20 customers. For the year ended December 31, 2021, our top five tenants generated approximately 47% of our revenue, and, as of December 31, 2021, generated approximately 52% of our annualized in-place rents. In addition, for the year ended December 31, 2021, investment-grade tenants comprised approximately 56% of total revenue. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

Our property rights enable us to benefit from the high renewal rates experienced in the industry. Based on the technical challenges and significant expense associated with the decommissioning and repositioning of existing infrastructure within a MNO’s network, and the potential adverse effect on the MNO’s network quality and coverage, churn in the industry has historically been low. Furthermore, zoning restrictions in many countries typically significantly delay, hinder or prevent the construction of new sites, thereby limiting the alternatives available to MNOs. In addition, as MNOs seek to expand network coverage, we expect that MNOs will seek to deploy additional antennae through co-location on existing towers and rooftops, positioning us to benefit from additional revenue opportunities on many of the towers and other structures located on sites where we hold real property interests. We believe each of these attributes helps us achieve stable, consistent and predictable cash flow.

We monitor tenant credit quality on an ongoing basis by reviewing, where available, the publicly filed financial reports, press releases and other publicly available industry information regarding the parent entities of tenants.

Tenant Lease Terms

The Tenant Leases underlying our assets are typically structured with automatically renewable periodic terms. Tenant Leases, as originally entered into with the property owners and classified as operating leases, typically have initial stated terms of five years, with multiple five-year renewal periods at the option of the tenant. As of December 31, 2021, the average remaining lease term of our Tenant Leases is approximately nine years including renewal terms. Our Tenant Leases produce an average of approximately $1,200 per month in rental payments but can range above and below that significantly. In addition, substantially all of our Tenant Leases include built in rent escalators, which are typically CPI increases, OMV increases or are at a fixed percentage of approximately 3%, and increase rent annually or on the renewal of the lease term. As a percentage of revenue for the year ended December 31, 2021 and as a percentage of annualized in-place rents as of December 31, 2021, approximately 98% of our Tenant Leases had contractual rent escalators. Approximately 76% (as a percentage of revenue for the year ended December 31, 2021) and 78% (as a percentage of annualized in-place rents as of December 31, 2021) of our Tenant Lease contractual rent escalators were either tied to a local CPI or subject to OMV, and the remainder were fixed escalators. The table below sets forth our contractual rent escalators as of December 31, 2021, including as a percentage of revenue and as a percentage of annualized in-place rents.

Contractual Rent Escalator Type	Revenue for the year ended December 31, 2021 (in thousands) *	Percentage of Total Revenue *	Number of Tenant Leases Containing Escalator as of December 31, 2021	Annualized In-Place Rents as of December 31, 2021 (in thousands) **	Percentage of Total Annualized In- Place Rents **
Index	$63,686	64%	5,047	$78,728	67%
Higher of Index/ OMV	5,137	5%	468	5,449	5%
OMV	7,243	7%	825	7,534	6%
Fixed	21,841	22%	1,472	23,879	20%
None	1,731	2%	374	2,334	2%
Total	$99,638	100%	8,186	$117,924	100%

*	Revenue reported for each component excludes revenue from “Other” Asset Types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

Although Tenant Leases are typically structured as long-term leases with fixed rents and rent escalators, Tenants generally have the contractual right to terminate their leases upon 30 to 180 days’ notice. The table below summarizes the remaining lease terms of the Tenant Leases underlying our assets as of December 31, 2021, including as a percentage of revenue and as a percentage of annualized in-place rents.

Lease Expiration *	Revenue for the year ended December 31, 2021 (in thousands) **	Percentage of Total Revenue **	Number of Leases as of December 31, 2021	Annualized In- Place Rents as of December 31, 2021 (in thousands) ***	Percentage of Total Annualized In- Place Rents ***
Less than or equal to 5 years	$39,692	40%	4,196	$42,208	36%
5 to 10 years	31,155	31%	1,977	40,842	35%
10 to 15 years	14,511	15%	820	18,030	15%
15 to 20 years	7,026	7%	627	7,784	7%
Over 20 years	7,254	7%	566	9,060	7%
Total	$99,638	100%	8,186	$117,924	100%

*	Assumes full exercise of remaining renewal terms.
**	Revenue reported for each component excludes revenue from “Other” Asset Types.
***

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

The table below sets forth the frequencies of rental payments under the Tenant Leases underlying our assets as of December 31, 2021, including as a percentage of revenue and as a percentage of annualized in-place rents.

Payment Frequencies	Revenue for the year ended December 31, 2021 (in thousands) *	Percentage of Total Revenue *	Number of Leases as of December 31, 2021	Annualized In- Place Rents as of December 31, 2021 (in thousands) **	Percentage of Total Annualized In-Place Rents **
Monthly	$32,802	33%	2,378	$38,203	33%
Quarterly	25,658	26%	1,481	35,929	30%
Annual	34,233	34%	3,686	36,188	31%
Bi-Annual and other	6,945	7%	641	7,604	6%
Total	$99,638	100%	8,186	$117,924	100%

*	Revenue reported for each component excludes revenue from “Other” Asset Types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

Our Acquisition and Origination Platform

We have developed experienced and proprietary techniques associated with (i) market targeting and evaluation, (ii) jurisdiction-specific structuring from legal, financial and tax perspectives, (iii) jurisdiction-specific documentation, (iv) asset identification, targeting and evaluation (including the construction, operation and maintenance of proprietary databases), (v) culturally appropriate marketing and acquisition techniques, (vi) jurisdiction-specific commercial and legal due diligence, (vii) relationships with more than 50 investment-grade MNOs and tower companies world-wide, (viii) ongoing relationships with regional and local financial, legal and tax advisors who are familiar with our business, (ix) relationships with local notaries in civil law countries, and (x) jurisdiction-specific property management and human resources practices.

Our global real estate acquisition and property management platform consists of four phases: (1) lead generation and marketing, (2) investment origination, (3) underwriting and closing and (4) property management.

Lead Generation

We have developed a proprietary lead generation system, which we use across the jurisdictions in which we operate. This system is based on each jurisdiction’s local language and is used to identify asset prospects. Once an infrastructure location prospect has been identified, our global data management team leverages a variety of publicly available data and proprietary data and resources to obtain contact information for the property owner. Once the property owner’s address and contact information are verified, a “lead” is created in our proprietary customer relationship management database and made available to our local teams.

Investment Origination

The investment origination process begins with a material interaction between one of our acquisitions professionals and the property owner, at which point a lead becomes an investment “opportunity.” Depending on the jurisdiction, initial interactions are either telephonic or in person. In most cases our personnel will physically meet with the property owner one or more times prior to closing. During this process we will evaluate the transaction alternatives and the property owner’s interest level in transacting with us. Once we obtain a copy of the lease from the property owner, relevant data is entered into our proprietary asset evaluation system to generate an initial term sheet or option agreement. Terms then are negotiated with the property owner and, upon acceptance of a term sheet or option agreement, we proceed with further diligence.

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

As a general matter, when acquiring real property interests, we will target infrastructure locations that are material to the operations of the existing tenants. The majority of our acquisitions include leases with investment-grade tenants or tenants whose sub-tenants are investment-grade companies. Additionally, we will focus on infrastructure locations with characteristics that are difficult to replicate in the respective market, and those with tenant assets that cannot be easily moved to alternative sites or replaced by new construction.

While we typically make a single upfront payment in exchange for the revenue stream, the underwriting process also provides for the option to structure our payments to the property owner over a period of time, typically paying over a 2- to 7-year period (as opposed to 100% upfront). As of December 31, 2021, the weighted average remaining contractual payment term for our liabilities to property owners was 3.2 years.

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

Human Capital

As of December 31, 2021, we had 337 employees, including 334 full-time employees. Of the 337 employees, 231 are male and 106 are female. As of December 31, 2021, we have employees in the following countries: Australia, Belgium,

Brazil, Chile, Colombia, France, Germany, Hungary, Ireland, Italy, Mexico, Netherlands, Portugal, Romania, Spain, Turkey, United Kingdom and United States.

Competition for qualified personnel has historically been intense, particularly for acquisition directors, finance professionals, and software engineers.

At Radius, we recognize talent, respect hard work, and reward success. We are a dynamic team that aims to provide an opportunistic environment for all of our people to thrive. Our teams around the globe are our most important assets and fundamental to our success. We invest in our employees by providing training and learning opportunities, promoting inclusion and diversity, and upholding a high standard of ethics and respect for human rights. With a strong entrepreneurial culture, we embrace our core values: integrity, accountability, teamwork, and a performance-minded approach.

We believe in our employees’ rights of freedom of association. As of December 31, 2021, we have employees in 18 different countries and to the extent any specific country (for instance, France, Italy and Brazil) requires the employees to be part of any legally required labor group or plan, we comply with such legal requirements. We are committed to support workers’ rights to organize and bargain collectively, where allowed by the law. We maintain positive worker-management relationships that ensure compliance with national employment and labor laws. None of our employees are represented by labor unions and approximately 21% of our employees operate under collective bargaining agreements.

Diversity, Equity & Inclusion

Aligned with our business strategy, our human capital strategy focuses on solutions to attract, develop, engage, and retain top diverse talent in each of the countries we operate. Diversity, equity, and inclusion are top priorities for us. To ensure success each of these remains at the core of our business culture, infusing fresh ideas, helping us remain connected to our workforce in a dynamic global market and ensuring mutual respect guides our interactions both internally and externally. We expect employees to embrace these values to ensure our work environment is inclusive and respectful, as well as, free of harassment, discrimination, and retaliation.

We are committed to pay equity, regardless of gender or race/ethnicity. In 2021, our Human Resources department conducted a global pay equity analysis, which we plan to review and update (where necessary) on an annual basis.

We intend to implement a variety of initiatives in 2022 to improve workplace diversity and inclusion, including by:

•	creating a Diversity and Inclusion Policy;
•	forming a Global Diversity and Inclusion Team responsible for driving our company-wide diversity and inclusion initiatives; and
•	establishing a Diversity Talent Development Program to train employees and leadership on diversity, inclusion, racial equity, and leadership.

Employee Recruitment & Retention

We work diligently to attract talent across the globe to build teams that meet the current and future demands of our business. In 2021, our Human Resources department developed and implemented a global applicant tracking and onboarding system and provided company-wide training to hiring managers and employees. The training focused on strategic recruitment practices including defining hiring standards, conducting successful interviews, and providing orientation to new employees.

During fiscal 2021, our employee population increased by approximately 8.7%, primarily due to increases in operations.

Employee Engagement

We manage and measure organizational health with a view to gaining insight to employees’ experiences, levels of workplace satisfaction, and feelings of engagement and inclusion. We use Employee Voice (a module within our HRIS platform (as defined below) that is a survey tool) to conduct quarterly employee surveys to measure organizational health and employee experiences. We intend to use insights from these surveys to develop company-wide organizational talent development plans. In 2022, we will use a lifecycle survey to monitor employee sentiment upon hire, as well as 30-, 60-, 90-day surveys in an effort to improve retention and help us assess the main drivers of a new hires’ success within the Company.

Talent Development

In fiscal 2021, we rolled out a global human resource information system (“HRIS”) platform that includes a learning management module. The HRIS platform is an online portal that enables employees to access instructor-led classroom or virtual courses and self-directed web-based courses as well as compliance and other workforce-related training courses. The training provided will include required courses by position level, as well as optional courses for professional development. These skill-building programs will be aligned around a common set of objectives and framework focused on compliance (including, for example on cybersecurity, anti-bribery and corruption, diversity, equity and inclusion, sexual harassment, and other ethics topics), technical, professional and management development. There is an expectation that every employee has a development goal as part of individual performance objectives and that compliance training will occur every 12 months or as required by state law. Upon completion of any training or program, each employee, through the HRIS platform, will be expected to pass a test or digitally acknowledge completion through the HRIS platform. Regular training reinforces our company-wide policies, and for our global offices, the policies and training materials have been translated into applicable local languages.

On an annual basis, we conduct a company-wide global performance review process that focuses on our high performing employees and the succession for our most critical roles.

We are committed to identifying and developing the talents of our future leaders. We have developed talent management and succession planning modules within our HRIS platform to support the development of our talent pipeline for critical roles in sales and operations.

Developing our managers is critical to our success as well. We provide resources and tools to all levels of management, including courses to meet regional needs. Managers learn tools and best practices that are intended to enable both management and team success, and strengthen competencies to better respond to the needs of a growing and complex organization.

Total Rewards

We provide compensation and benefits programs that are intended to reward our employees and to help meet their needs. In addition to salaries, and varying by country/region, these programs include:

•	Annual bonuses;
•	Stock awards;
•	401(k) and pension schemes;
•	Comprehensive healthcare and life insurance benefits;
•	Parental leaves are provided to all new parents for birth, adoption, or foster placement;
•	Health savings and flexible spending accounts;
•	Paid time off;
•	Meal vouchers;
•	Flexible work schedules; and
•	Family leave and family care resources.

In addition to our broad-based equity awards program, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical skills and experience.

Health, Safety and Well-being

The health and safety of our employees is a high priority. Our safety focus is evident, among other was, in our response to the COVID-19 pandemic around the globe. We have responded to the pandemic by, among other things:

•	Creating our COVID-19 Prevention Program;
•	Adding work from home flexibility;
•	Adjusting attendance policies in areas where offices are open to encourage those who are sick to stay home;
•	Increasing cleaning protocols across all locations;
•	Initiating communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•	Providing additional personal protective equipment and cleaning supplies;
•	Modifying workspaces as needed to comply with regulatory guidance; and
•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure.

We view mental health as a fundamental part of our humanity and implemented a comprehensive suite of related programs and benefits in fiscal 2021. These include:

-	Employee Assistance Program;
-	One-on-one emotional support hotline; and
-	Mental health training and resources available on a by country-by-country basis.

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

In the United Kingdom, for example, we are subject to the revised Electronic Communications Code, which came into force on December 28, 2017 as part of the United Kingdom’s Digital Economy Act 2017. The Electronic Communications Code governs certain relationships between landowners and operators of electronic communications services, such as cellular towers. It gives operators certain rights to install, inspect and maintain electronic communications apparatus, including masts, cables and other equipment on land and structures, even where the operator cannot agree with the landowner as to the terms of such use. Among other measures, the Electronic Communications Code restricts the ability of landowners to charge premium prices for the use of their land by basing the consideration paid on the underlying value of the land, not the value attributable to the high public demand for communications services and provides authority to the courts to determine the rent if the parties are unable to come to agreement. We have devoted and continue to devote a significant amount of management attention and resources to mitigating the potential adverse impact of the Electronic Communications Code, including through dispute resolution, as new and existing tenants in the United Kingdom have attempted to materially reduce the amount of rents paid to us under leases as a result of this law.  To date, the Electronic Communications Code has not had a material adverse effect on our business in the United Kingdom, but we cannot provide any assurances that will continue to be successful in our efforts to mitigate the potential adverse impact of this law on our business in the United Kingdom.  If any revisions to the Electronic Communications Code are implemented or any new law, unfavorable court decision or interpretation of the Electronic Communications Code is issued, it would have a material adverse effect on our business in the United Kingdom.  For more information on the risks related to the Electronic Communications Code and currently proposed revisions to the law which would have an adverse impact on our business, see “Risk Factors—The Electronic Communications Code enacted in the United Kingdom may limit the amount of lease income we generate in the United Kingdom, which would have a material adverse effect on our results of operations and financial condition”.

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to the communications sites in which we have a real property interest and to the businesses and operations of our lessees, property owners and other surface owners or operators. International, Federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non-compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g., wetlands). Although we do not conduct any operations on our properties, the MNOs or tower companies on our communications sites may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, the site owners, lessees and other surface interest owners may have liability or responsibility under these laws that could have an indirect impact on our business. For those communications sites in which we hold real property interests that are not full fee simple ownership, our liability is typically limited to damages caused by our actions. However, in limited circumstances certain jurisdictions may seek to impose liability if all other owners are not available. With respect to the communications sites that we own in fee simple, we are subject to environmental liability in accordance with local law.

Competition

We face competition in the acquisition of our assets. Some of the competitors are larger than us and include public entities with greater access to capital and scale of operations than us. Our principal competitors include large independent tower companies such as American Tower, Cellnex Telecom, Cornerstone, Crown Castle International, Inwit, MBNL, Phoenix Towers, SBA Communications, Telesites, Vertical Bridge and Vantage Towers, large MNOs and private and public acquirers of similar assets. In some jurisdictions, including Europe, the number of wireless towers and antennae owned by tower companies, as compared to MNOs, is growing quickly. These tower companies may be more likely to seek to own or control the land underlying their tower as that is their asset/service as compared to the MNOs who have traditionally allocated their capital to network development rather than acquisition of the underlying real property. These wireless tower companies are larger and may have greater financial resources than us.

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

Mobile Data Traffic Growth. The proliferation of mobile devices such as smartphones and tablets and the omnipresence of sophisticated, data-intensive mobile applications and services are expected to drive a strong demand for mobile bandwidth supporting an explosive growth of data usage. The Ericsson Mobility Report, published in June 2021 (the “Ericsson Mobility Report 2021”), estimated that around 91% of all mobile subscriptions will be for mobile broadband by the end of 2026. This demand is expected to drive major MNOs to continue to upgrade and enhance their networks in an effort to improve network quality and capacity. Additionally, global mobile data traffic is predicted to grow by 480% between 2020 and 2026, according to the Ericsson Mobility Report 2021. With users demanding faster communication speeds and higher bandwidth, and MNOs looking to compete on network quality, we expect our tenants to continue to enjoy strong demand for their services.

Adoption of Higher Capacity Communication Standards. As data usage continues to rapidly increase, consumer demand is expected to continue to drive the transition from 2G and 3G networks to 4G/LTE and 5G networks globally. Forecasts published in the Ericsson Mobility Report 2021 predict there to be 3.5 billion 5G subscriptions globally for enhanced mobile broadband by the end of 2026, with 40% of all North American mobile subscriptions expected to be for 5G in 2026. The continued adoption of bandwidth-intensive applications is expected to result in a growing demand for high-capacity, multi-location, fiber-based network solutions.

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

Consolidation Among MNOs. The U.S. wireless industry has experienced, and may continue to experience, significant consolidation, such as the 2020 merger between Sprint and T-Mobile, resulting in the decommissioning of certain existing communications sites, due to overlap of the networks or the rationalization of technology. Internationally, MNOs are increasingly entering into active and passive network sharing agreements or roaming or resale arrangements which could also result in decommissioning of certain existing communications sites due to network overlap or redundancy. To the extent that a MNO does not need a redundant communication site, it may seek to early terminate or not renew its lease. Consolidation can also potentially reduce the diversity of tenants and give tenants greater leverage over their landlords, such as us, due to overlapping coverage, ability to increase co-location on nearby existing sites and through aggressive lease negotiations on multiple sites.

Privacy and Data Protection

We are subject to various U.S. and foreign laws and regulations relating to privacy, data protection, and cybersecurity, including, among others:

•

the California Consumer Privacy Act of 2018, which came into effect in January of 2020, and the California Privacy Rights Act which will go into effect in 2023, both of which give new data privacy rights to California residents;

•	data protection laws in U.S. states and certain countries regarding notification to data subjects and/or regulators when there is a security breach of personal data;
•

the General Data Protection Regulation (“GDPR”), which imposes stringent data protection requirements on companies that receive or process personal information from European Union (“EU”) residents; and

•	data localization laws, which generally mandate that certain types of data collected in a particular country be stored and/or processed within that country.

We collect, use, disclose, store and process data of (i) site owners who have agreements with mobile network operators and telecommunication infrastructure providers, (ii) the MNOs and tower companies from whom we receive rental payments, (iii) our employees, and (iv) other service providers. Our handling of data is subject to a variety of state, local and foreign laws and regulations, as well as contractual obligations and industry standards.

The legal and regulatory landscape for privacy and data protection continues to evolve, and there has been an increase in attention given to privacy and data protection issues with the potential to impact our business. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. We are continuing to assess the impact of new and proposed data privacy and protection laws and proposed amendments to existing laws on our business.

In the United States, such laws and regulations include state and federal breach notification laws and consumer protection laws, as well as state laws addressing privacy and data security. Internationally, various foreign jurisdictions in which we operate have established, or are developing, data privacy and security legal frameworks with which we must comply. In certain cases, these international laws and regulations are more restrictive than those in the United States.

U.S. and global laws and regulations may require notification to individuals and government authorities in the event of a breach of certain personal data, which could result in increased costs stemming from the notification itself or a regulatory inquiry. Any changes in privacy and data protection laws or regulations could also adversely impact the way we use e-mail, text messages and other marketing techniques and could require changes to our marketing strategies. We have a privacy policy posted on our website at www.radiusglobal.com. Our privacy policies may change over time as expectations regarding privacy and data change.

Our significant operations in the EU are subject to the GDPR, which applies to all our activities conducted from an establishment in the EU or related to adjacent operations that we proceed to in the EU. It also imposes stringent data protection requirements on companies that receive or process personal information from EU residents and establishes significant penalties for non-compliance.

Violation of the GDPR can result in administrative fines of up to EUR 20 million or 4% of annual worldwide revenues, whichever is greater. Such penalties are in addition to any civil litigation claims by data controllers, customers and data subjects. Further, the United Kingdom’s departure from the EU (“Brexit”) has created uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated following Brexit.

In addition, some countries are considering or have enacted data localization laws requiring that user data regarding users in their country be maintained, stored, and/or processed in their country. Maintaining local data centers in individual countries could increase our operating costs significantly.

We have implemented data transfer mechanisms to provide for the transfer of personal information from the European Economic Area (the “EEA”) or the United Kingdom to the United States. However, there are certain unsettled legal issues regarding the adequacy of data transfers to the United States, the resolution of which may adversely impact our ability to process and transfer personal data outside of the EEA.

Our efforts to comply with privacy, data protection and information security laws, regulations and other obligations, which include a long-term engagement with a cybersecurity firm to assess IT security and implement IT best practices, penetration testing by independent external parties on a recurring basis and investment in additional server hardware and licenses to monitor security events through the use of a Security Information and Event Management System (“SIEM”), is costly, and we may encounter difficulties, delays or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements.

For more information on risks related to privacy and data protection, see “Risk Factors—We are subject to laws, regulations and other legal obligations related to privacy, data protection, information and cybersecurity, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.”

Available Information

We maintain a website at www.radiusglobal.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the ’Exchange Act’)), proxy statements and other information about us are made available, free of charge, through the Securities and Exchange Commission (“SEC”) Filings section of our website at www.radiusglobal.com/filings/sec-filings and at the SEC’s website at sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, our corporate governance guidelines, code of business conduct and ethics policy and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the Governance section of our website at www.radiusglobal.com/governance/documents-charters, and such information is also available in print to any stockholder who requests it. We intend to post to our website any amendments to or waivers from the code of business conduct and ethics policy applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer that are required to be disclosed.

Item 1A. Risk Factors.

Investing in our securities carries a significant degree of risk. You should carefully consider the risks described below, together with all of the other information in this Form 10-K, including our consolidated financial statements and related notes included elsewhere in this Form 10-K, before deciding whether to invest in our securities. If any or a combination of the following risks were to materialize, our results of operations, financial condition and prospects could be materially adversely affected. If that were to be the case, the market price of our securities could decline, and investors could lose all or part of their investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to our Industry

If the MNOs or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure to a significant degree, our business and profitability could be materially and adversely affected.

The U.S. wireless carrier industry has experienced, and may continue to experience, significant consolidation, such as the 2020 merger between Sprint and T-Mobile. Historically, consolidation among MNO’s has resulted in the decommissioning of certain existing communications sites, due to overlap of the networks or the consolidation of different technologies. For example, the Sprint-Nextel merger led to significant churn as the consolidated company terminated leases of sites on which iDen technology had been located. Internationally, MNO’s are increasingly entering into active and passive network sharing agreements or roaming or resale arrangements. For example, in 2019 Vodafone announced that it had entered into active and passive network sharing agreements in Italy, Spain and the United Kingdom. These agreements could also result in decommissioning of certain existing communications sites due to network overlap or redundancy.

The Tenant Leases from which we derive most of our revenue can typically be terminated upon a very short notice period, generally 30 to 180 days, regardless of the length of the lease term. To the extent that a MNO does not need a redundant communications site, it may terminate the site’s lease prior to the end of the lease term or simply refuse to renew the lease. As part of our business strategy, we purchase the revenue stream under a lease from the site owner, typically including any renewal periods, and assumes the risk that such lease is early terminated or not renewed. As we do not have recourse to the site owner in the case of such early termination (absent fraud or breach of contractual representations or covenants by such site owner), our ongoing in-place rents and future results may be negatively impacted if a significant number of these leases are terminated or not renewed, materially impairing the value of our real property and contractual interests in such sites.

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

Improvements in the efficiency of wireless networks could reduce the demand for the MNO’s or tower companies’ wireless infrastructure. For example, signal combining technologies that permit one antenna to service multiple frequencies and, thereby, more customers, may reduce the need for wireless infrastructure. In addition, other technologies, such as Wi-Fi, femtocells, other small cells, or satellite (such as low earth orbiting) and mesh transmission systems may, in the future, serve as substitutes for, or alternatives to, leasing additional tower or antennae sites that might otherwise be anticipated as wireless infrastructure had such technologies not existed. Any significant reduction in wireless infrastructure leasing demand resulting from the previously mentioned technologies or other technologies could materially and adversely affect our revenue, financial condition and future growth.

Perceived health risks from radio frequency (“RF”) energy could reduce demand for wireless communications services.

The U.S. and other governments impose requirements and other guidelines relating to exposure to RF energy. Exposure to high levels of RF energy can cause negative health effects. The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community. According to the U.S. Federal Communications Commission, the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of MNOs, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications which could materially and adversely affect the demand for our assets, the revenue that we are able to generate, and the rate of growth in our business. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims relating to exposure to RF energy and, even if such claims ultimately had no merit, our financial condition could be materially and adversely affected by having to defend such claims.

Risks Relating to our Business

We may become involved in expensive litigation or other contentious legal proceedings relating to our real property interests and contractual rights, the outcome of which is unpredictable and could require us to change our business model in certain jurisdictions or exit certain markets altogether.

The tenants under our Tenant Leases are typically MNO’s and tower companies that may have competitive or other concerns regarding the assignment of the right to receive lease payments to us from the site owners, and as a result some of these tenants may challenge our real property interests and contractual rights. For example, MNO’s and tower companies have challenged certain of our real property interests in Brazil, Chile, Colombia and the Netherlands and alleged that the grant of the real property interest in the land underlying the wireless tower or antennae violated either a contractual non-assignment provision or a statutory pre-emptive right. In Hungary, a regulatory agency has initiated an inquiry that may result in new regulations on some of our activities. In addition, certain MNOs in Canada have filed claims alleging that our business and marketing practices constitute harassment of the landlords, defamation of the carriers and interference of their site leases. In addition, under eminent domain laws (or equivalent laws in jurisdictions outside of the United States), governments can take real property without the owner’s consent, sometimes for less compensation than the owner believes the property is worth. If these or similar claims are successful, we may not be able to continue to operate in those jurisdictions using our current business model, or at all, which could have a material adverse effect on our ability to acquire new assets or grow our business as planned.

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

If we are unable to make accretive acquisitions of real property interests and contractual rights in the revenue streams of Tenant Leases, our growth could be limited. As none of the individual revenue streams that we acquire are material, our business model requires us to identify and negotiate a significant number of new interests each year in order to deliver material growth. We may experience increased competition for these assets from new entrants to the industry. Further, in some jurisdictions, including Europe, the number of wireless towers and antennae owned by tower companies, as compared to MNOs, is growing quickly. These tower companies may be more likely to seek to own or control the land underlying their tower as that is their asset or service as compared to the MNOs who have traditionally allocated their capital to network development rather than acquisition of the underlying real property. This could make the acquisition of high-quality assets significantly more costly or prohibitive. The wireless tower companies are larger than us and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria than we do. Higher prices for assets or the failure to add new assets to our portfolio could make it more difficult to achieve our anticipated returns on investment or future growth, which could materially and adversely affect our business, results of operations or financial condition.

If the Tenant Leases for the wireless communication tower or antennae located on our real property interests are not renewed with similar rates or at all, our future revenue may be materially affected.

A significant portion (approximately 16.5% of revenue for the year ended December 31, 2021 and 14.8% of annualized in-place rents as of December 31, 2021) of the Tenant Leases located on communications sites on which we hold a property interest are either hold-over leases or will be subject to renewal over the next 12 months. The MNOs and tower companies are under no obligation to renew their ground or rooftop leases. In addition, there is no assurance that such tenants will renew their current leases with similar terms or rental rates even if they do want to renew. The extension, renewal or replacement of existing leases depends on a number of factors, several of which are beyond our control, including the level of existing and new competition in markets in which we operate; the macroeconomic factors affecting lease economics for our current and potential customers; the balance of supply and demand on a short-term, seasonal and long-term basis in our markets; the extent to which customers are willing to contract on a long-term basis and the effects of international, federal, state or local regulations on the contracting practices of our customers. Unsuccessful negotiations could potentially reduce revenue generated from the assets. As a result, we may not fully recognize the anticipated benefits of the assets that we acquire, which could have a material adverse effect on our results of operations and cash flow. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

Most of the Tenant Leases associated with our assets may be terminated upon limited notice by the MNO or tower company, and unexpected lease cancellations could materially impact cash flow from operations.

Most of the Tenant Lease associated with our assets permits the MNO or tower company tenant to cancel the lease at any time with limited prior written notice, typically requiring the tenant to provide only 30 to 180 days’ advance notification to terminate the lease. Cancellations are determined by the tenants themselves in their sole discretion. For instance, sites are independently assessed by tenants for their ability to provide coverage. This assessment is made prior to construction or installation of the asset and there is no guarantee such coverage will remain static in the future due to independent developments, technological developments, property and infrastructure developments (e.g., construction of new buildings and roads), foliage growth or other physical changes in the landscape that are unforeseeable and out of our control. We have previously experienced terminations and cancellations of leases for the following reasons:

•	network consolidations and mergers that make a particular tower site redundant for a MNO;
•	primarily in the United Kingdom, where the MNO has a shared lease with the tower company or tower owner and we only receive a portion of the shared rent;
•	the MNO secures an alternative site to allow it to save operational expenses; and
•	the MNO identifies a location that provides better coverage and renders the existing site obsolete or unused.

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

Pursuant to our business model, we purchase the stream of future rental payments generated by an existing lease, and that will be generated by future leases, between a site owner and an owner or operator of a wireless communications tower or wireless antennae. As a lease generating such revenue stream already exists, our business model effectively puts us in the position of landlord without the consent of the MNO or tower operator. Where possible, we seek to purchase an “in rem” real property interest in the land underlying the wireless tower or antennae, typically easements, usufructs, leasehold and sub-leasehold interests, and fee simple interests. If that is not feasible due to local legal requirements or commercial limitations, we will purchase a contractual assignment of rents. As we are one of the first companies to develop an asset portfolio of revenue streams from existing wireless communications sites in some of the jurisdictions in which we operate, the “in rem” right that we have purchased has not traditionally been used in a commercial context. Consequently, our real property rights may be subject to challenge by third parties, including the

MNOs or tower companies that are counterparties to the underlying site leases, or become subject to new regulations. Further, where we have rooftop easements (or comparable property interests), we are subject to the risk that the underlying property owners may block access to the rooftop. If we cannot enforce our real property and contractual rights, particularly to the extent any claim or regulatory constraint impacts a large number of our assets, our business and results of operations could be materially adversely affected.

Due to the long-term expectations of revenue from our assets, our results are sensitive to the creditworthiness and financial strength of our tenants and their sub-lessees.

We have purchased, for an upfront fee, the future revenue stream pursuant to the underlying Tenant Leases and subsequent leases and do not have recourse to the site owner if the tenant fails to make such future payments (absent fraud or breach of contractual representations or covenants by such site owner). Due to the long-term nature of most cell site leases, including the Tenant Leases and their sub-leases, our financial performance is dependent on the continued financial strength of the tenants, including the MNOs, tower companies and other owners of structures where we own the attached property rights, many of whom operate with substantial leverage. Many tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and downturns in the economy or disruptions in the financial and credit markets may make it more difficult and more expensive to raise capital. If, as a result of a prolonged economic downturn or otherwise, one or more of our tenants experienced financial difficulties or filed for bankruptcy, such an event could result in uncollectible accounts receivable and an impairment of our deferred rent asset. In addition, it could result in the loss of significant customers and all or a portion of our anticipated lease revenue from certain tenants, all of which could have a material adverse effect on our business, results of operations and cash flows. In addition, if the Tenant Lease tenants or sub-lessees (or potential tenants or sub-lessees) are unable to raise adequate capital to fund their business plans, they may reduce their spending, which could materially and adversely affect demand for the communications sites and the rental rates that we will be able to charge upon renewal.

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

The ongoing COVID-19 pandemic could have a material adverse effect on our results of operations and financial condition.

The COVID-19 pandemic has spread worldwide, including to each of the jurisdictions in which we operate, has had a negative impact on economic conditions globally, and there are concerns for a prolonged or repeat deterioration of global financial conditions. The COVID-19 pandemic has resulted in protracted volatility in international markets and a decline in global economic conditions, including as a consequence of disruptions to travel and retail segments, tourism and manufacturing supply chains. Beginning in March 2020, we took measures to mitigate the broader public health risks associated with COVID-19 to our business and employees, including through office closures and self-isolation of employees where possible in line with the recommendations of relevant health authorities. However, the full extent and duration of the COVID-19 pandemic and the adverse impact it may have on our workforce and operations continues to remain unknown. Although we have begun reopening offices as vaccine and booster availability has become more widespread, there can be no certainty that we will not have to again close our offices as result of the pandemic. In addition, as a result of the COVID-19 pandemic, there have been and may continue to be short-term impacts on our ability to acquire new rental streams. For example, leasing transactions in certain civil law jurisdictions, such as certain Latin American countries, often require the notarization of legal documents in person as part of the closing procedure. Government-imposed restrictions on the opening of offices and/or self-isolation measures, particularly in Latin American countries, have had, and may continue to have an adverse impact on the availability of notaries or other legal service providers. Similarly, government-imposed travel restrictions may impair our employees’ ability to conduct physical inspections of cell-site infrastructure which are part of our normal transaction underwriting process.

The extent to which COVID-19 may continue to impact the results of operations and financial condition of the Company and our tenants will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability, distribution and efficacy of vaccines (including boosters); the rise of new or mutated strains of COVID-19 (such as the delta or omicron variant) or a similar virus (including vaccine-resistant strains); the impact of the pandemic on global economic activity and financial markets, including the possibility of a global recession and volatility in the global capital markets which, among other things, may increase the cost of capital and adversely impact our access to capital. For example, global macro-economic conditions have resulted in fluctuations in foreign currency exchange rates and heightened volatility in foreign currency exchange rates across multiple currencies. These impacts, individually or collectively, could have a material adverse impact on our results of operations and financial condition as the pandemic continues. Further, the impact of COVID-19 may heighten or exacerbate many of the other risks discussed in this Form 10-K, any of which could have a material impact on us.

The tenants on the Tenant Leases underlying our assets may be exposed to force majeure events and other unforeseen events for which their insurance may not provide adequate coverage.

The communications sites underlying our real property interests and contract rights are subject to risks associated with natural disasters, such as ice and windstorms, fires, tornadoes, floods, hurricanes and earthquakes, as well as cyber-attacks, terrorism and other unforeseen damage. During the past several years, we have seen an increase in severe weather events, and expect this trend to continue due to climate change. Substantially all of the leases in our portfolio allow the tenants either to terminate the lease or to withhold rent payments until the site is restored to its original condition should such a disaster cause damage to one of these communications sites or the equipment on such site. While tenants generally maintain insurance coverage for natural disasters, they may not have adequate insurance to cover the associated costs of repair or reconstruction for a future major event. Furthermore, while all of the Tenant Leases require that the tenants have access to the communications site, we often must rely on the site owners to take all the necessary steps to restore access to the site. In the event of any damage to the communications equipment, federal, state and local regulations may restrict the ability to repair or rebuild damaged towers or antennae. If the tenants are unwilling or unable to repair or rebuild due to damage, we may experience losses in revenue due to terminated leases and/or lease payments that are withheld pursuant to the terms of the Tenant Lease while the site is repaired.

A substantial portion of our revenue is derived from a small number of MNOs or tower companies in each of the jurisdictions in which we operate, and the loss, consolidation or financial instability of any of our limited number of customers may materially decrease revenue.

In each of the jurisdictions in which we operate, there are a small number of MNOs or tower companies. Consequently, the loss of any one of our large customers as a result of consolidation, merger, bankruptcy, insolvency, network sharing, roaming, joint development, resale agreements with other MNOs or otherwise may result in (i) a material decrease in our revenue, (ii) uncollectible account receivables, (iii) an impairment of our deferred site rental receivables, site rental contracts, customer relationships or intangible assets or (iv) other adverse effects on our business. Additionally, the rental payments due to us from foreign affiliates and subsidiaries of large, nationally recognized MNOs or tower companies may not provide for full recourse to the larger, more creditworthy parent entities affiliated with our lessees.

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

Although our real property and contractual interests generally do not make us contractually responsible for the payment of real property taxes, in our U.S. operations, if the responsible party fails to pay real property taxes, the resulting tax lien could put our real property interest in jeopardy.

A significant majority of our real property and contractual interests (70% of revenue for the year ended December 31, 2021 and 65% of annualized in-place rents as of December 31, 2021) are subject to triple net or effectively triple net lease arrangements under which we are not responsible for paying real property taxes. In the United States, if the property owner or tenant fails to pay real property taxes, any lien resulting from such unpaid taxes would be senior to our real property interest or contract rights in the applicable site. Failure of the property owner or tenant to pay such real property taxes could result in our real property interest or contract rights being impaired or extinguished or we may be forced to incur costs and pay the real property tax liability to avoid impairment of our assets. Internationally, although our real property interests would typically be senior to any subsequent tax lien, those assets that are contractual rights (such as an assignment of rents) could be subject to liens and be deemed subordinate to such governmental claims. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

The failure of the property owner or tenant to maintain the property or infrastructure assets could result in a diminution of our real property and contractual interest, which could materially and adversely affect our results of operations.

A significant majority of our real property and contractual interests (70% of revenue for the year ended December 31, 2021 and 65% of annualized in-place rents as of December 31, 2021) are subject to triple net or effectively triple net lease arrangements under which we are not responsible for maintenance expenditures related to the property or infrastructure. Failure of the property owner or tenant to maintain the property or infrastructure could result in a diminution of our real property and contractual interests, or we may be forced to incur costs to maintain the property to avoid diminution of our assets. For example, the placement and performance of wireless transmissions might be impaired in a situation where a structure is not adequately maintained by the property owner, which would result in a diminution of the property. A diminution of the property could materially and adversely affect our results of operations through losses in revenue due to terminated Tenant Leases and/or lease payments that are withheld, lower lease renewal rates, the inability to lease the property, costs to maintain the assets and costs related to litigation related to the diminution of the property. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

Security breaches and other disruptions could compromise our information, which would cause our business and reputation to suffer.

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. We utilize both cloud infrastructure as well as on-premise systems physically located in our offices. These systems are subject to interruption or damage from power outages, internet service provider failures, computer viruses, security breaches, errors, catastrophic events such as natural disasters and other events beyond our control which could halt or impede our business activities. Depending on the nature and scope of the incident, backups might have to be restored in order to resume business. In extreme events, backup systems could become compromised as well.

If such systems and backup systems are compromised, degraded, damaged or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information including information about the MNOs or tower companies or the site owners. This could damage our reputation and disrupt operations which could adversely affect our business and operating results.

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

We and the Predecessor had an accumulated deficit as of December 31, 2021 and 2020, net losses for the year ended December 31, 2021 and for the Successor period from February 10, 2020 to December 31, 2020 of $69.7 million and $191.9 million, respectively, and net income of $6.2 million for the Predecessor period from January 1, 2020 to February 9, 2020. For the year ended December 31, 2021 and for the Successor period from February 10, 2020 to December 31, 2020, we had negative cash flows from operating activities of $14.5 million and $42.5 million, respectively, and negative cash flows from investing activities of $470.7 million and $436.3 million, respectively. For the Predecessor period from January 1, 2020 to February 9, 2020, we had negative operating cash flows of $3.5 million and negative cash flows from investing activities of $22.6 million, respectively. Our accumulated deficit and net losses have historically resulted primarily from expenses incurred in acquiring assets, recognizing depreciation and amortization in connection with the properties we own and interest expense. Our negative cash flows have historically resulted from the substantial investments required to grow our business, including the significant increase in recent periods in the number of assets we have acquired. We expect that these costs and investments will continue to increase as we continue to grow our business. These expenditures will make it more difficult for us to achieve profitability and positive cash flow from operations and investing activities, and we cannot predict whether we will achieve profitability for the foreseeable future.

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

Although substantially all of our operations are conducted in the local currency of the countries in which we operate, we are also exposed to unfavorable and potentially volatile fluctuations of the U.S. dollar (our reporting currency), against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Increasing exchange rate risk has been brought on by external factors such as increasing interest rates in the United States, as well as internal factors as a consequence of high fiscal and external deficits in some of the jurisdictions in which we operate. Volatility in exchange rates can affect our reported revenue, margins and stockholders’ equity both positively and negatively and can make our results difficult to predict. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (or decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a positive or negative impact on our comprehensive earnings or loss and equity solely as a result of foreign currency translation. The APW Group’s primary exposure to exchange rate risk during the year ended December 31, 2021 was to the Euro and British pound sterling, representing 39% and 23% of our reported revenue during the period, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Brazilian real, Chilean peso, Australian dollar, Mexican peso, Canadian dollar, Colombian peso, Hungarian forint and Romanian leu. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of financial statements of our subsidiaries and affiliates into U.S. dollars; however, even if we were to enter into such hedges, they may not be effective to off-set any such non-cash losses.

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may, in the longer term, limit the funds available to us.

As of December 31, 2021 and 2020, we had total outstanding indebtedness of $1,295.5 million and $738.3 million, respectively, the majority of which was secured through multiple liens, pledges and other security interests on our assets. Our ability to make scheduled payments or refinance our obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Taking into consideration our current cash on hand and our available credit facilities, including the maturity of such facilities, we do not believe our ability to service our debt and sustain our operations will be materially affected for at least a 12-month period following the date of this Form 10-K. In addition, we believe that our cash on hand, available restricted cash, and future cash from operations of the APW Group, together with our access to and the credit and capital markets, will provide adequate resources to provide both short-term and long-term liquidity. However, in the longer term, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to pursue growth. If our cash flows and capital resources are insufficient in the longer term to fund our obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness and other obligations or our lenders could seek to foreclose on our assets or could also sell all or substantially all of our assets under such foreclosure or other realization upon those encumbrances without prior approval of our stockholders. In the longer term, we may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt obligations. For more information about our debt obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Our revenue is primarily derived from lease payments due from MNOs and tower operators; consequently, a slowdown in the demand for wireless communication services may adversely affect our business.

Our assets consist primarily of real property interests in wireless communications sites and contractual rights to the revenue stream generated from Tenant Leases. If consumers significantly reduce their minutes of use or data usage or fail to widely adopt and use wireless data applications or new technologies, MNOs could experience a decrease in demand for their services. In addition, delays or changes in the deployment of new technologies could reduce consumer demand. To the extent that that the demand for wireless communications services decreases, the owners and operators of wireless communications towers and antennae may be less willing or able to invest additional capital in their networks and may even reduce the number of wireless communications sites in their networks, all of which could materially and adversely affect the demand for our assets, the revenue that we are able to generate, and the rate of growth in our business.

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

We are a holding company with no material assets other than our limited liability company interests in APW OpCo, and therefore we have no independent means of generating revenue or cash flow. To the extent APW OpCo has available cash, we intend to cause APW OpCo (i) to make distributions to its unitholders, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates and (ii) to reimburse us for our expenses. Our ability to pay dividends will be dependent upon the financial results and cash flows of APW OpCo and distributions received from APW OpCo with respect to our limited liability company interests in APW OpCo. The amount of distributions and dividends, if any, which may be paid from APW OpCo to us will depend on many factors, including its results of operations and financial condition, limits on dividends under applicable law, our subsidiaries’ constitutional documents and documents governing any indebtedness of our subsidiaries, and other factors that may be outside our control. If our subsidiaries are unable to generate sufficient cash flow or APW OpCo does not make distributions to us with respect to our limited liability company interests in APW OpCo for any other reason, we may be unable to make distributions and dividends on the Class A Common Stock, pay our expenses or satisfy our other financial obligations, including our obligations to service and repay our indebtedness and to pay any dividends that may be required to be paid in respect of the Series A Founder Preferred Stock.

Risks Relating to Laws and Regulation

Our operations outside the U.S. are subject to economic, political, cultural and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

For the year ended December 31, 2021, approximately 83% of the APW Group’s revenue arose from business operations outside the U.S., and approximately 83% of the APW Group’s annualized in-place rents as of December 31, 2021 arose from business operations outside the U.S. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. We anticipate that the overall proportion of revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally that could materially and adversely affect our business and results of operations, including:

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
•

our ability to comply with, and the costs of compliance with, anti-bribery laws such as the U.S. Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010 and similar international anti-bribery laws;

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

•	actions restricting or revoking the MNOs’ spectrum licenses or suspending or terminating business under prior licenses.

The Electronic Communications Code enacted in the United Kingdom may limit the amount of lease income we generate in the United Kingdom, which would have a material adverse effect on our results of operations and financial condition.

The Electronic Communications Code, which came into force on December 28, 2017 as part of the United Kingdom’s Digital Economy Act 2017, governs certain relationships between landowners and operators of electronic communications services, such as cellular towers. It gives operators certain rights to install, inspect and maintain electronic communications apparatus including masts, cables and other equipment on land, even where the operator cannot agree with the landowner as to the terms of the rights. Among other measures, the Electronic Communications Code restricts the ability of landowners to charge premium prices for the use of their land by basing the consideration paid on the underlying value of the land, not the value attributable to the high public demand for communications services and provides authority to the courts to determine the rent if the parties are unable to come to agreement. As a result, our future results may be negatively impacted if a significant number of our leases in the United Kingdom are renegotiated at lower rates. Our annualized in-place rent as of December 31, 2021 generated by property located in the United Kingdom was approximately 18%. A material reduction in our annualized in-place rents in the United Kingdom would have a material adverse impact on our results of operations and financial condition.

We have devoted and continue to devote a significant amount of management attention and resources to mitigating the potential adverse impact of the Electronic Communications Code, including through dispute resolution, as new and existing tenants in the United Kingdom have attempted to materially reduce the amount of rents paid to us under leases as a result of this law.  We cannot provide any assurances that we will be able to mitigate the potential adverse impact of this law on our business in the United Kingdom. We are aware of an ongoing effort by the government of the United Kingdom to make significant revisions to the Electronic Communications Code that, if implemented in their currently proposed form, would further reduce the prices that may be charged by landowners to operators of electronic communications services.  We understand that these revisions are supported by a significant lobbying effort in the United Kingdom.  If such revisions to the Electronic Communications Code are implemented or any new law, unfavorable court decision or interpretation of the Electronic Communications Code is issued, it would have a material adverse effect on our results of operations and financial condition.

Unforeseen liabilities under environmental laws could have a material adverse effect on our results of operations and cash flow.

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to the communications sites in which we have a real property interest and to the businesses and operations of our lessees, property owners and other surface owners or operators. International, federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non-compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g. wetlands). Although we do not conduct any operations on our properties, the MNOs or tower companies on our communications sites may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, the site owners, lessees and other surface interest owners may have liability or responsibility under these laws that could have an indirect impact on our business. For those communications sites in which we hold real property interests that are not full fee simple ownership, our liability is typically limited to damages caused by our actions. However, in limited circumstances certain jurisdictions may seek to impose liability if all other owners are not available. With respect to the communications sites that we own in fee simple, we are subject to environmental liability in accordance with local law. Although we do not purchase property where we are aware that there are or may be any environmental issues, we do not conduct any environmental due diligence such as Phase 1 Environmental Assessments in the United States or similar inquiries outside the United States before purchasing the real property. Our agreements with lessees, counterparties and other surface owners generally include environmental representations, warranties and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under these laws. However, these counterparties may not have the financial ability to comply with their assumed obligations, which may have a material adverse effect on our results of operations.

We are subject to laws, regulations and other legal obligations related to privacy, data protection, information and cybersecurity, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.

We collect, use, disclose, store and data of (i) site owners who have agreements with mobile network operators and telecommunication infrastructure providers, (ii) the MNOs and tower companies from whom we receive rental payments, (iii) our employees, and (iv) other service providers. As discussed in more detail in “Business— Privacy and Data Protection,” handling of data is subject to a variety of state, local, and foreign laws and regulations, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use, and disclosure of personal information are expanding and becoming more complex. We are continuing to assess the impact of new and proposed data privacy and protection laws and proposed amendments to existing laws on our business.

U.S. and global laws and regulations may require notification to individuals and government authorities in the event of a breach of certain personal data, which could result in increased costs stemming from the notification itself or a regulatory inquiry. Any changes in privacy and data protection laws or regulations could also adversely impact the way we use e-mail, text messages and other marketing techniques and could require changes to our marketing strategies. In addition, although we endeavor to comply with our published privacy and data protection policies, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

We have implemented data transfer mechanisms to provide for the transfer of personal information from the EEA or the United Kingdom to the United States. However, there are certain unsettled legal issues regarding the adequacy of data transfers to the United States, the resolution of which may adversely impact our ability to process and transfer personal data outside of the EEA.

Our significant operations in the EU are subject to the GDPR. Violation of the GDPR can result in administrative fines of up to EUR 20 million or 4% of annual worldwide revenues, whichever is greater. Such penalties are in addition to any civil litigation claims by data controllers, customers and data subjects. Further, Brexit has created uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated following Brexit.

Our efforts to comply with privacy, data protection and information security laws, regulations and other obligations are costly, and we may encounter difficulties, delays or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. Any failure or perceived failure by us, a company that we acquire, or one of our technology service providers to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operation.

The frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks, and other data security incidents has significantly increased in recent years. As with many other businesses, our information systems are a target of attacks and we are continually at risk of being subject to attacks and incidents. Due to the increased risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures, and processes designed to protect our information technology systems, as well as the personal, confidential, or sensitive information stored on or transmitted through those systems, and to ensure an effective response to any cyber-attack or data security incident. Given the evolving nature of security threats and evolving safeguards, there can be no assurance that any preventive, protective, or remedial measures are or will be adequate to address threats that arise. However, even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Additionally, while we have implemented security measures that we believe are appropriate, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. In addition, whether or not these measures are ultimately successful, these expenditures could have an adverse impact on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives, such incidents or attacks may include the use of data in our systems in a manner inconsistent with our policies, terms, and other documentation.

While we have purchased cybersecurity insurance, there are no assurances that the coverage would be adequate in relation to any incurred losses. Moreover, as cyber-attacks increase in frequency and magnitude, we may be unable to obtain cybersecurity insurance in amounts and on terms we view as adequate for our operations.

Risks relating to the APW Acquisition

We may have limited redress in respect of claims for breach of the warranties, covenants and other provisions under the agreement pursuant to which we acquired the APW Group.

On February 10, 2020, we acquired the APW Group from Associated Partners pursuant to that certain Agreement and Plan of Merger, dated as of November 19, 2019, by among the Company, AP Wireless, APW OpCo, LAH Merger Sub LLC, and Associated Partners, as the Company Partners’ Representative (the “APW Merger Agreement”). Except in the event of fraud, we cannot make a claim for indemnification against Associated Partners for a breach of the representations and warranties or covenants in the APW Merger Agreement. In connection with our acquisition of the APW Group pursuant to the APW Merger Agreement on February 10, 2020 (the “APW Acquisition”), we obtained a representation and warranty insurance policy to provide indemnification for breaches of certain representations and warranties, which policy will be subject to certain specified limitations and exclusions. There can be no assurance that, in the event of a claim, the insurance policy will cover the relevant losses, or that proceeds that are recoverable under the insurance policy (if any) will be sufficient to compensate us for any losses incurred. Therefore, we may have limited redress against Associated Partners and/or the representations and warranties insurance provider in respect of claims for breach of the warranties, covenants and other provisions in the APW Merger Agreement, which could have a material adverse effect on our financial condition and results of operations.

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

Risks Relating to our Securities

We have been, and may in the future, be required to issue additional Class A Common Stock pursuant to the terms of the Series A Founder Preferred Stock, and such additional issuances may dilute your interests in the Class A Common Stock.

The terms of the Series A Founder Preferred Stock provide (i) that the Series A Founder Preferred Stock will, in accordance with its terms, automatically convert into Class A Common Stock on a one-for-one basis (subject to adjustment in accordance with our restated certificate of incorporation (the “Charter”)) on the last day of the seventh full financial year after the Closing Date, i.e., December 31, 2027, (or if such date is not a trading day, the first trading day immediately following such date) and (ii) that some or all of them may be converted at the option of the holder, at any time, five trading days following our receipt of a written request from the holder.

In addition, pursuant to the Charter, the holders of Series A Founder Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors (the “Board”), out of assets legally available therefor, a cumulative annual dividend of the Annual Dividend Amount (“Annual Dividend Amount,” as defined in the Charter) for each relevant 12-month (or shorter) period ending on December 31 of the year for which the Annual Dividend Amount is declared (“Dividend Year”) commencing once the Average Price (as defined in the Charter) per share of Class A Common Stock has been $11.50 per share or more for any ten (10) consecutive trading days  (the “Triggering Event”). After the first year for which the dividend is paid, the dividend will become payable only if the Average Price during any subsequent year was greater than the highest Average Price in each preceding year in which a dividend was paid in respect of the Series A Founder Preferred Stock, and such dividend will be equal in value to 20% of the increase in the Average Price over the highest Average Price in the preceding year(s) multiplied by the Preferred Share Dividend Equivalent (as defined in the Charter). Such Annual Dividend Amount will be payable in Class A Common Stock or cash, in the sole discretion of the Board. If the Board determines to declare and pay such Annual Dividend Amount in Class A Common Stock, then the Annual Dividend Amount will be paid by the issue of a number of shares of Class A Common Stock equal to the Annual Dividend Amount divided by the Dividend Price.

On February 4, 2021, we paid to the sole holder of record of all the issued and outstanding Series A Founder Preferred Stock and 2,474,421 shares of Class A Common Stock as a result of the Triggering Event having occurred in 2020. The Annual Dividend Amount for 2020 was $31,391,753 based on a volume weighted average price of the Class A Common Stock over the last ten consecutive trading days of 2020 of $12.6865.

The Annual Dividend Amount for 2021 was $40,832,064 based on a volume weighted average price of the Class A Common Stock over the last ten consecutive trading days of 2021 of $16.1809. No dividend declaration has been made with respect to the Annual Dividend Amount for 2021.

The precise number of shares of Class A Common Stock that we may issue pursuant to the terms of the Series A Founder Preferred Stock cannot be ascertained at this time. The issuance of Class A Common Stock pursuant to the terms of the Series A Founder Preferred Stock will increase the number of shares of Class A Common Stock outstanding and may therefore dilute your interests in our Class A Common Stock and/or have an adverse effect on the market price of the Class A Common Stock.

We may be required to issue additional Class A Common Stock pursuant to the terms of the APW OpCo LLC Agreement upon the redemption or exchange of certain APW OpCo units, which may dilute your interests in the Class A Common Stock.

A member of APW OpCo (other than the Company) holding the units designated as “Class B Common Units” (the “Class B Common Units”) pursuant to the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 31, 2020, by and between its members and the Company (the “APW OpCo LLC Agreement”) that are redeemable in accordance with the terms of the APW LLC Operating Agreement (“Redeemable Units”) may cause APW OpCo to redeem such Redeemable Units upon compliance with the procedures set forth in the APW OpCo LLC Agreement. Upon redemption of the Redeemable Units, the holders thereof will be entitled to receive either (i) a number of shares of Class A Common Stock equal to such Redeemable Units (the “Share Settlement”) or (ii) immediately available U.S. dollars in an amount determined in accordance with the procedures set forth in the APW OpCo LLC Agreement (the “Cash Settlement”) by our independent Directors who are independent for the purposes of the governance standards set forth in section 5600 of the Nasdaq Listing Rules, as the context requires (the “Independent Directors”), who are disinterested. The Independent Directors who are disinterested may, in accordance with the procedures set forth in the APW OpCo LLC Agreement, also effect the direct exchange of such Redeemable Units for the Share Settlement or the Cash Settlement, as applicable, rather than through a redemption by APW OpCo. Simultaneous with such redemption (or direct exchange), the member of APW OpCo whose Redeemable Units were redeemed or exchanged is required to surrender to us for no consideration, and we are required to cancel for no consideration, a number of shares of our Class B common stock, par value $0.0001 (the “Class B Common Stock” and together with the Class A Common Stock, the “Common Stock”) or the shares of our preferred stock, par value $0.0001 per share, designated as “Series B Founder Preferred Stock” (the “Series B Founder Preferred Stock” and together with the Series A Founder Preferred Stock, the “Founder Preferred Stock”), as applicable, equal to the number of Redeemable Units so redeemed or exchanged.

The issuance of additional Class A Common Stock pursuant to a redemption or exchange of Redeemable Units pursuant to the APW OpCo LLC Agreement will increase the number of shares of Class A Common Stock outstanding and may therefore dilute your interests in our Class A Common Stock and/or have an adverse effect on the market price of the Class A Common Stock.

We will be required to issue additional Class A Common Stock upon the exercise of our options, which may dilute your interests in the Class A Common Stock.

As of December 31, 2021, we had outstanding options to acquire 3,989,100 shares of Class A Common Stock (628,100 of which were vested). The exercise of such options will result in a dilution of the value of a stockholder’s interests in our Class A Common Stock. The potential for the issuance of additional Class A Common Stock pursuant to exercise of the Options could have an adverse effect on the market price of the Class A Common Stock.

Holders of our Common Stock will have the right to elect only five out of our nine Directors, which will limit the ability of such holders to influence the composition of the Board.

Pursuant to the Charter, so long as TOMS Acquisition II LLC, Imperial Landscape Sponsor LLC, Digital Landscape Partners Holding LLC (an entity controlled by TOMS Acquisition II LLC and Imperial Landscape Sponsor LLC) and William H. Berkman (collectively, the “Founder Entities”), their affiliates and their permitted transferees under the Shareholders Agreement in the aggregate hold 20% or more of the issued and outstanding Founder Preferred Stock, such holders will, acting together, have the right to appoint four of the nine directors on the Board (such Directors, the “Founder Directors”), two appointed by William Berkman and Berkman Family Investments, LLC, and two appointed by Digital Landscape Partners Holding LLC. In addition, Berkman Family Investments, LLC, on behalf of William Berkman, Scott Bruce, Richard Goldstein and their permitted transferees, will have the right to designate a majority of the Nominating and Governance Committee of the Board, and at least four-ninths of any other committee of the Board will be comprised of Founder Directors or other Directors selected by them. As of December 31, 2021, the Founder Entities hold approximately 94.3% of the outstanding Series A Founder Preferred Stock. Further, so long as Founder Preferred Stock remain outstanding, we may not increase the size of the Board to more than nine Directors without the prior vote or consent of the holders of at least 80% in voting power of the outstanding Founder Preferred Stock.

In addition, for so long as Centerbridge Partners Real Estate Fund, LP., Centerbridge Partners Real Estate Fund SBS, LP. and Centerbridge Special Credit Partners III, LP., each of which are entities affiliated with Centerbridge Partners, LP (collectively, the “Centerbridge Entities”) hold at least 50% of the Class A Common Stock that they purchased under that certain Subscription Agreement, dated as of November 20, 2019, by and among the Company and the Centerbridge Entities, as amended and supplemented (or any of our shares issued in exchange therefor, including Class A Common Stock), they are entitled to nominate one Director to the Board, subject to reasonable approval by AP Wireless. As of the date of this Form 10-K, the Centerbridge Entities hold 100% of such shares.

As a result, holders of our Common Stock other than the Founder Entities, their affiliates and their permitted transferees under the Shareholders Agreement, and the Centerbridge Entities will have the right to elect only four out of our nine Directors, which will limit such holders’ ability to influence the composition of the Board and, in turn, potentially influence and impact future actions taken by the Board.

Anti-takeover provisions in our organizational documents and under Delaware law could delay, discourage or prevent takeover attempts or changes in our management that stockholders may consider favorable.

Our Charter and bylaws (the “Bylaws”) contain provisions that could have the effect of delaying, discouraging or preventing takeover attempts or changes in our management without the consent of the Board. These provisions include:

•

that so long as the Founder Entities, their affiliates and their permitted transferees under the Shareholders Agreement in aggregate hold 20% or more of the issued and outstanding Founder Preferred Stock, four of our nine Directors will be Founder Directors, appointed by such without any vote of the holders of our Common Stock;

•	no cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect Director candidates;
•

the exclusive right of our Board to elect a director to fill a vacancy on the Board resulting from an increase in the authorized number of directors, or from death, resignation, disqualification, removal or other cause (subject to the rights of the holders of the Founder Preferred Stock), which prevents stockholders from being able to fill vacancies on our Board;

•

a prohibition on stockholder action by written consent (subject to exceptions for action by holders of the Founder Preferred Stock), which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the ability of our Board to issue preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

the requirement that an annual meeting of stockholders may be called only (a) by (i) the chairman or a co-chairman of the Board, (ii) the chief executive officer, (iii) the Board or (iv) an officer authorized by the Board to do so or (b) upon the written request of holders of at least 30% of the voting power of our outstanding capital stock, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and have consented to the forum provisions in the Charter. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our Directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in the Charter to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Neither the Delaware nor the Securities Act forum provisions are intended by us to limit the forums available to our stockholders for actions or proceedings asserting claims arising under the Exchange Act.

General Risk Factors

Future sales of substantial amounts of our securities, or the perception that such sales could occur, may have an adverse effect on the price of our securities.

Sales of substantial amounts of the Class A Common Stock or our other securities in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Factors that may cause the market price of our securities to fluctuate significantly include, among others:

•	quarterly variations in our operating results;
•	interest rate changes;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	additions or departures of our Directors or executive officers;
•	material announcements by us or our competitors;
•	sales of substantial amounts of our securities by our Directors, executive officers or significant stockholders, or the perception that such sales could occur;
•	announcement or expectation of additional equity or debt financing efforts by us;
•	general economic and political conditions such as recessions, acts of war or terrorism and global pandemics (including the COVID-19 pandemic); and
•	the risk factors set forth in this Form 10-K and other matters discussed herein.

Furthermore, broad market and industry factors could cause the market price of our securities to materially decline. The stock markets have experienced significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of the particular companies affected. A loss of investor confidence in the market for retail stocks or the stocks of other companies that investors perceive to be similar to us, as well as fluctuations in general economic, political and market conditions, could depress the price of our securities regardless of our business, prospects, financial conditions or results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021 and 2020, we had interests in 8,186 and 7,189 leases that generate rents for us, respectively. These outstanding leases related to properties that were situated on 6,211 and 5,427 different communications sites, respectively. Each of these “assets” is the right to receive the rent payable under the Tenant Lease entered into between the property owner or current lessor of the property and the owner of the communications infrastructure located on such site. The owners of the communications infrastructure typically are either MNOs or tower companies. We acquire these interests primarily through individually negotiated transactions with the property owners.

See Item 1. “Business – Our Assets” for further information pertaining to our properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock has been traded on the Nasdaq Global Market since October 5, 2020 under the symbol “RADI.”

Holders of Common Stock

As of February 22, 2022, there were 32 and 30 holders of record of our Class A Common Stock and Class B Common Stock, respectively.

Dividend Policy

Prior to February 1, 2021, we had never declared or paid any dividends on our capital stock.

Pursuant to the Charter, the holders of Series A Founder Preferred Stock are entitled to receive, when, as and if declared by the Board, out of assets legally available therefor, a cumulative annual dividend of the Annual Dividend Amount (“Annual Dividend Amount,” as defined in the Charter) for each relevant 12-month (or shorter) period ending on December 31 of the year for which the Annual Dividend Amount is declared (“Dividend Year”) commencing once the Average Price (as defined in the Charter) per share of Class A Common Stock has been $11.50 per share or more for any ten (10) consecutive trading days (the “Triggering Event”). After the first year for which the dividend is paid, the dividend will become payable only if the Average Price during any subsequent year was greater than the highest Average Price in each preceding year in which a dividend was paid in respect of the Series A Founder Preferred Stock, and such dividend will be equal in value to 20% of the increase in the Average Price over the highest Average Price in the preceding year(s) multiplied by the Preferred Share Dividend Equivalent The stock dividend was declared pursuant to the terms of the Series A Founder Preferred Stock, under which the holders became entitled to receive a cumulative annual dividend when, as and if declared by the Board after the volume weighted average price of the Class A Common Stock was at or above $11.50 for ten consecutive trading days. This dividend on the Series A Founder Preferred Stock is payable in cash or in shares of Class A Common Stock in the sole discretion of the Board.

On February 1, 2021, the Board declared a stock dividend payment of 2,474,421 shares of Class A Common Stock that was paid on February 4, 2021 to the sole holder of record of all the issued and outstanding shares of Series A Founder Preferred Stock as of the close of business on February 1, 2021. The Annual Dividend Amount for 2020 was $31,391,753 based on a volume weighted average price of the Class A Common Stock over the last ten consecutive trading days of 2020 of $12.6865.

The Annual Dividend Amount for 2021 was $40,832,064 based on a volume weighted average price of the Class A Common Stock over the last ten consecutive trading days of 2021 of $16.1809. No dividend declaration has been made with respect to the Annual Dividend Amount for 2021.

Other than with respect to the Annual Dividend Amount with respect to the Series A Founder Preferred Stock, we do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We intend to retain all available funds and any future earnings, to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, future issuances of equity, if any, and other factors our Board may deem relevant.

Issuer Repurchases of Equity Securities

During the three months ended December 31, 2021, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

Other information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

On February 5, 2021, a rollover profits distribution of 197,739 Class B Common Units was made to the holders of the Series A Rollover Profits Units, resulting in the issuance of 197,739 shares of Class B Common Stock in tandem with the Class B Common Units pursuant to the terms of the APW OpCo LLC Agreement. These securities were issued in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S thereunder.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

The following graph illustrates a comparison from October 5, 2020 (the date our Class A Common Stock commenced trading on the Nasdaq Global Market) through December 31, 2021 of the total cumulative return for the Class A Common Stock, the S&P 500 Market Index and the Dow Jones U.S. Telecommunications Equipment Index. The graph assumes an initial investment of $100 at the market open on October 5, 2020. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Company/Index/Market	Cumulative Total Returns Based on Investment of $100 beginning on October 5, 2020
	10/5/2020	12/31/2020	6/30/2021	12/31/2021
RADI	$100.00	$147.70	$166.67	$185.06
Dow Jones US Telecommunications Equipment Index	100.00	117.93	140.08	168.07
S&P 500 Market Index	100.00	112.17	128.34	142.34

The performance graph above and related text are being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K, are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the year ended December 31, 2021. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 8 of this Annual Report on Form 10-K.

Overview

We are a holding company with no material assets other than our limited liability company interests in APW OpCo LLC (“APW OpCo”), the indirect parent of AP WIP Investments, LLC (“AP WIP Investments”) and its consolidated subsidiaries (the “APW Group”). We were incorporated as Landscape Acquisition Holdings Limited (“Landscape”) under the laws of the British Virgin Islands on November 1, 2017 and were formed to undertake an acquisition of a target company or business. On November 20, 2017, Landscape raised approximately $500 million before expenses and its ordinary shares (the “Ordinary Shares”) and warrants (the “Warrants”) were listed on the London Stock Exchange (the “LSE”).

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

Upon completion of the APW Acquisition on the Closing Date, we acquired a 91.8% interest in APW OpCo, the parent of AP Wireless and the indirect parent of the APW Group, through a merger of one of Landscape’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the APW Acquisition, we owned 91.8% of APW OpCo, with certain of our executive officers and former partners of Associated Partners who were members of APW OpCo immediately prior to the Closing Date and who elected to roll over their investment in APW OpCo in connection with the APW Acquisition (collectively, the “Continuing OpCo Members”) owning the remaining 8.2% interest in APW OpCo. As a result, the AP Wireless business was and continues to be 100% owned by Radius and the Continuing OpCo Members. Certain securities of APW OpCo issued and outstanding upon completion of the APW Acquisition are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for shares of our Class A common stock, par value $0.0001 per share (“Class A Common Stock”). Assuming the vesting of all APW OpCo securities and no securities being exchanged for Class A Common Stock, we would have owned approximately 87.9% of APW OpCo as of December 31, 2021.

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

Except as the context otherwise requires, references in the following discussion to the “Company”, “Radius”, “we”, “our” or “us” with respect to periods prior to the Closing Date are to Predecessor and its operations prior to the Closing Date; such references with respect to periods after the Closing Date are to Radius Global Infrastructure, Inc. and its subsidiaries (including the APW Group) (“Successor”) and its operations after the Closing Date. AP Wireless and its subsidiaries (including AP WIP Investments) continue to exist as separate subsidiaries of Radius Global Infrastructure,

Inc. and those entities are separately financed, with each having debt obligations that are not obligations of Radius Global Infrastructure, Inc. For a discussion of our material debt obligations, see “—Contractual Obligations and Material Cash Requirements” below.

The APW Group

The APW Group is one of the largest international aggregators of rental streams underlying wireless and other critical digital infrastructure sites through the acquisition of telecom real property interests and contractual rights. The APW Group typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae, or other digital infrastructure asset (each such lease, a “Tenant Lease”). Typically, the APW Group acquires the rental stream by way of a purchase of a real property interest underlying or containing the wireless tower, antennae or other digital infrastructure asset, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the APW Group the right to receive the rents from the Tenant Lease. In addition, the APW Group purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right. As of December 31, 2021 and 2020, we had interests, respectively, in 8,186 and 7,189 leases that generate rents for us. These leases related to properties that were situated, respectively, on 6,211 and 5,427 different communications sites, throughout the United States and 19 other countries. Revenue was $103.6 million for the year ended December 31, 2021 and $62.9 million and $6.8 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. As of December 31, 2021 and 2020, annualized in-place rents were approximately $117.9 million and $84.1 million, respectively. For a definition of annualized in-place rents and a comparison to revenue, the most directly comparable financial measure recorded in accordance with generally accepted accounting principles in the U.S. (“GAAP”), see “—Non-GAAP Financial Measures” below.

The APW Group’s primary objectives are continuously to acquire, aggregate and hold underlying real property interests and revenue streams critical for wireless and other digital communications. The APW Group purchases the right to receive future rental payments generated pursuant to an existing Tenant Lease between a property owner and an owner of a wireless tower, antennae or other essential communications infrastructure either through an up-front payment or on an installment basis from landowners who have leased their property to companies that own telecommunications infrastructure assets. The real property interests (other than fee simple interests which are perpetual) typically have stated terms of 30 to 99 years, although some are shorter, and provide the APW Group with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. In most cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides the APW Group with the right and opportunity for renewals and extensions. In addition to real property rights, the APW Group acquires contractual rights by way of an assignment of rents. The rent assignment is a contractual obligation pursuant to which the property owner assigns to the APW Group its right to receive all communications rents relating to the property, including rents arising under the Tenant Lease. A rent assignment relates only to an existing Tenant Lease and therefore would not provide the APW Group the ability automatically to benefit from lease renewals beyond those provided for in the existing Tenant Lease. However, in these cases, the APW Group either limits the purchase price of the asset to the term of the current Tenant Lease or obtains the ability to negotiate future leases and a contractual obligation from the property owner to assign rental streams from future Tenant Lease renewals.

The APW Group’s primary long-term objective is to continue to grow its business organically, through annual rent escalators, the addition of new tenants and/or lease modifications, and acquisitively, as it has done in recent years, and fully take advantage of the established asset management platform it has created.

Impact of the COVID-19 Global Pandemic

The COVID-19 pandemic and the response thereto has had an impact in each of the jurisdictions in which we operate and has had a negative impact on economic conditions globally. We continue to monitor developments related to the pandemic, and our decisions will continue to be driven by the health and well-being of our employees, business partners and communities. Our offices globally were largely shut down beginning in the middle of March 2020, although in all cases our operations have continued with employees working remotely from their homes and we have begun reopening offices as vaccine and booster availability has become more widespread. In addition, as a result of the COVID-19 pandemic, there have been and may continue to be short-term impacts on our ability to acquire new rental streams. Government-imposed restrictions on the opening of offices and/or self-isolation measures, particularly in Latin American countries, have had and may continue to have an adverse impact on the availability of notaries or other legal service providers from time to time. Further, global macro-economic conditions resulted in fluctuations in foreign currency exchange rates and heightened volatility in foreign currency exchange rates across multiple currencies.

Our revenue and results of operations more generally have not been significantly impacted by the COVID-19 pandemic. To date, COVID-19 has had a limited impact on our underlying assets and revenue streams. We attribute this in part to the gaining importance of telecom and digital infrastructure usage as a result of the impact of the pandemic. We also experienced no material interruption in rent payment and collections and no material changes in the rate of lease terminations or non-renewals as a result of the effects of COVID-19 on our tenants and business partners. In addition, we believe the fact that substantially all of our essential cash functions are processed electronically and that we were able to rapidly and effectively transition to a remote work environment has helped to minimize the incidence of operational disruptions due to COVID-related lock-downs and restrictions on travel and gatherings. However, there can be no assurance that we will not experience disruptions or negative impacts to our revenues and results of operations as the pandemic continues.

Nevertheless, the extent to which COVID-19 will ultimately impact our results of operations and financial condition as well as the financial condition of our tenants will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability, distribution, acceptance and efficacy of vaccines; new or mutated strains of COVID-19 (such as the delta or omicron variant) or a similar virus (including vaccine-resistant strains); the impact of the pandemic on global economic activity and financial markets, including the possibility of a continued global economic downturn and volatility in the global capital markets which, among other things, may increase the cost of capital and adversely impact our access to capital. These impacts, individually or collectively, could have a material adverse impact on our results of operations and financial condition as the pandemic continues.

Basis of Presentation

As a result of the APW Acquisition, for accounting purposes, we were the acquirer and the APW Group was the acquiree and, effective as of the Closing Date, our accounting Predecessor , as we had no operations prior to the APW Acquisition. Accordingly, the financial statement presentation set forth herein includes the financial statements of the APW Group as “Predecessor” for periods prior to the Closing Date and Radius Global Infrastructure, Inc. and its consolidated subsidiaries as “Successor” for periods on and after the Closing Date, including the consolidation of the APW Group. The APW Acquisition was accounted for as a business combination under the scope of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 805, Business Combinations.

Except as the context otherwise requires, for all dates and periods ending on or before the Closing Date, the historical financial results discussed below with respect to such periods reflect the results of our Predecessor, the APW Group. We did not own the APW Group during any such periods, and such historical financial results may not be indicative of the results we would expect to recognize for periods after the Closing Date, or that we would have recognized had we owned the APW Group during such periods. For the Successor period from February 10, 2020 through December 31, 2020 and all subsequent periods, we consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries.

Key Factors Affecting Financial Condition and Results of Operations

We operate in a complex environment with several factors affecting our operations in addition to those described above. The following discussion describes key factors and events that may affect our financial condition and results of operations.

Foreign Currency Translation

Our business operates in twelve different functional currencies. Our reporting currency is the U.S. dollar. Our results are affected by fluctuations in currency exchange rates that give rise to translational exchange rate risks. The extent of such fluctuations is determined in part by global economic conditions and macro-economic trends.

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

Network Consolidation

Most of our Tenant Leases associated with our acquired assets permit the tenant to cancel the lease at any time with limited prior notices. Generally, such lease terminations are permitted with only 30 to 180 days’ notice from the tenant. The risk of termination is greater upon a network consolidation and merger between two MNOs.

Key Statement of Operations Items

Revenue

We generate revenue by acquiring the right to receive future rental payments at operating wireless and other digital infrastructure communications sites generated pursuant to existing Tenant Leases between a property owner and companies that own and operate cellular communication towers and other telecommunications infrastructure. Revenue is generated on in-place existing Tenant Leases, amendments and extensions on in-place existing Tenant Leases, and additional Tenant Leases at the site.

Revenue is recorded as earned over the period in which the lessee is given control over the use of the communication site and recorded over the term of the lease. Rent received in advance is recorded when we receive advance rental payments from the in-place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance.

Selling, general and administrative expense

Selling, general and administrative expense predominantly relates to activities associated with the acquisition of real property interest assets and consists primarily of sales and related compensation expense, marketing expense, data accumulation cost, underwriting costs, legal and professional fees, travel and facilities costs.

Share-based compensation expense

Share-based compensation expense is recorded for equity awards granted to employees and nonemployees over the requisite service period associated with the award, based on the grant-date fair value of the award.

Realized and unrealized gain (loss) on foreign currency debt

Our debt facilities are denominated in Euros, Pound Sterling and U.S. dollars, with U.S. dollars being our functional currency. The borrowings under the Facility Agreement (as defined in Note 9 to the consolidated financial statements) are denominated in Euros and Pound Sterling and the borrowings under the Subscription Agreement (as defined in Note 9 to the consolidated financial statements) are denominated in Euros. The obligation balances of both agreements are translated to U.S. dollars in the balance sheet date and any resulting translation adjustments are reported in our statement of operations as a gain (loss) on foreign currency debt.

Interest expense, net

Interest expense primarily includes interest due under our debt agreements and amortization of deferred financing costs and debt discounts, net of interest earned on invested cash.

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 8,186 and 7,189 leases as of December 31, 2021 and 2020, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 6,211 and 5,427 sites as of December 31, 2021 and 2020, respectively.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA is defined as net income (loss) before net interest expense, income tax expense (benefit), and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and further adjusting for non-cash impairment—decommissions expense, realized and unrealized gains and losses on foreign currency debt, share-based compensation expense, realized and unrealized foreign exchange gains/losses associated with non-debt transactions and balances denominated in a currency other than the functional currency, nonrecurring expenses incurred in connection with the Domestication, transaction-related costs recorded in selling, general and administrative expenses incurred for incremental business acquisition pursuit (successful and unsuccessful) and related financing and integration activities, and nonrecurring severance costs included in selling, general and administrative expenses. Management believes the presentation of EBITDA and Adjusted EBITDA provides valuable additional information for users of the financial statements in assessing our financial condition and results of operations. Each of EBITDA and Adjusted EBITDA has important limitations as analytical tools because they exclude some, but not all, items that affect net income, therefore the calculation of these financial measures may be different from the calculations used by other companies and comparability may therefore be limited. You should not consider EBITDA, Adjusted EBITDA or any of our other non-GAAP financial measures as an alternative or substitute for our results.

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
(unaudited)
Net income (loss)	$(69,652)	$(191,942)	$6,177
Amortization and depreciation	64,440	43,005	2,584
Interest expense, net	47,365	25,201	3,623
Income tax expense (benefit)	(327)	2,825	767
EBITDA	41,826	(120,911)	13,151
Impairment - decommissions	2,998	1,975	530
Realized/unrealized loss (gain) on foreign currency debt	(33,656)	40,434	(11,500)
Share-based compensation expense	15,802	83,421	—
Non-cash foreign currency adjustments	2,430	615	523
Nonrecurring domestication and public company registration expenses	—	8,439	—
Transaction-related costs	1,836	1,860	—
Adjusted EBITDA	$31,236	$15,833	$2,704

Acquisition Capex

Acquisition Capex is a non-GAAP financial measure. Our payments for acquisitions of real property interests consist of either a one-time payment upon the acquisition or up-front payments with contractually committed payments made over a period of time, pursuant to each real property interest agreement. In all cases, we contractually acquire all rights associated with the underlying revenue-producing assets upon entering into the agreement to purchase the real property interest and records the related assets in the period of acquisition. Acquisition Capex therefore represents the total cash spent and committed to be spent for the acquisitions of revenue-producing assets during the period measured. Management believes the presentation of Acquisition Capex provides valuable additional information for users of the financial statements in assessing our financial performance and growth, as it is a comprehensive measure of our investments in the revenue-producing assets that we acquire in a given period. Acquisition Capex has important limitations as an analytical tool, because it excludes certain fixed and variable costs related to our selling, marketing, data accumulation, legal and underwriting activities included in selling, general and administrative expenses in the consolidated statements of operations, including corporate overhead expenses. Further, this financial measure may be different from calculations used by other companies and comparability may therefore be limited. You should not consider Acquisition Capex or any of the other non-GAAP measures we utilize as an alternative or substitute for our results.

The following is a reconciliation of Acquisition Capex to the amounts included as an investing cash flow in the consolidated statements of cash flows for investments in real property interests and related intangible assets, the most comparable GAAP measure, which generally represents up-front payments made in connection with the acquisition of these assets during the period. The primary adjustment to the comparable GAAP measure is “committed contractual payments for investments in real property interests and intangible assets”, which represents the total amount of future payments that we were contractually committed to make in connection with our acquisitions of real property interests and intangible assets that occurred during the period. Additionally, foreign exchange translation adjustments impact the determination of Acquisition Capex.

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
(unaudited)
Investments in real property interests and related intangible assets	$469,725	$175,665	$5,064
Committed contractual payments for investments in real property interests and intangible assets	21,162	30,073	1,533
Foreign exchange translation impacts and other	(16,899)	8,677	(262)
Acquisition Capex	$473,988	$214,415	$6,335

Annualized In-Place Rents

Annualized in-place rents is a non-GAAP measure that measures performance based on annualized contractual revenue from the rents expected to be collected on leases owned and acquired (“in place”) as of the measurement date. Annualized in-place rents is calculated using the implied monthly revenue from all revenue producing leases that are in place as of the measurement date multiplied by twelve. Implied monthly revenue for each lease is calculated based on the most recent rental payment under such lease. Management believes the presentation of annualized in-place rents provides valuable additional information for users of the financial statements in assessing our financial performance and growth. In particular, management believes the presentation of annualized in-place rents provides a measurement at the applicable point of time as opposed to revenue, which is recorded in the applicable period on revenue-producing assets in place as they are acquired. Annualized in-place rents has important limitations as an analytical tool because it is calculated at a particular moment in time, the measurement date, but implies an annualized amount of contractual revenue. As a result, following the measurement date, among other things, the underlying leases used in calculating the annualized in-place rents financial measure may be terminated, new leases may be acquired, or the contractual rents payable under such leases may not be collected. In these respects, among others, annualized in-place rents differs from “revenue”, which is the closest comparable GAAP measure and which represents all revenues (contractual or otherwise) earned over the applicable period. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites or other digital infrastructure and recorded over the term of the lease. You should not consider annualized in-place rents or any of the other non-GAAP measures we utilize as an alternative or substitute for our results. The following is a comparison of annualized in-place rents to revenue, the most comparable GAAP measure:

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue for year ended December 31	$103,609	$62,923	$6,836
Annualized in-place rents as of December 31	$117,924	$84,071

Results of Operations

Comparison of the results of operations for the year ended December 31, 2021 and 2020

Our selected financial information for the year ended December 31, 2021 and periods from and including February 10, 2020 to December 31, 2020 (Successor) and from and including January 1, 2020 to February 9, 2020 (Predecessor) set out below has been extracted without material adjustment from the consolidated financial information included elsewhere in this Form 10-K.

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Consolidated Statements of Operations Data
Revenue	$103,609	$62,923	$6,836
Cost of service	2,493	619	34
Gross profit	101,116	62,304	6,802
Selling, general and administrative	73,154	60,565	4,344
Share-based compensation	15,802	83,421	—
Amortization and depreciation	64,440	43,005	2,584
Impairment—decommissions	2,998	1,975	530
Operating loss	(55,278)	(126,662)	(656)
Realized and unrealized gain (loss) on foreign currency debt	33,656	(40,434)	11,500
Interest expense, net	(47,365)	(25,201)	(3,623)
Other income (expense), net	(992)	1,916	(277)
Gain on extinguishment of debt	—	1,264	—
Income (loss) before income tax expense (benefit)	(69,979)	(189,117)	6,944
Income tax expense (benefit)	(327)	2,825	767
Net income (loss)	$(69,652)	$(191,942)	$6,177

Revenue

Revenue was $103.6 million for the year ended December 31, 2021, compared to $62.9 million and $6.8 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental revenue of $28.7 million was generated in the year ended December 31, 2021 from Acquisition Capex incurred during the twelve-month period subsequent to December 31, 2020. The remaining increase was due primarily to favorable foreign exchange rate effects on revenue and impacts of rent escalations in our Tenant Leases.

Cost of service

Cost of service was $2.5 million for the year ended December 31, 2021, compared to $0.6 million and $34 thousand for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired during the twelve-month period subsequent to December 31, 2020.

Selling, general and administrative expense

Selling, general and administrative expense was $73.2 million for the year ended December 31, 2021, compared to $60.6 million and $4.3 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. General and administrative expenses associated with servicing our real property interest assets was $7.9 million for the year ended December 31, 2021, compared to $5.7 million and $0.6 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. Selling, general and administrative expense for the Successor period from February 10, 2020 to December 31, 2020 included expenses for nonrecurring domestication and public company registration activities totaling $8.4 million, transfer taxes resulting from the APW Acquisition of $1.7 million and compensation expense recorded for one-time compensation payments for the benefit of certain AP Wireless employees totaling $3.2 million. Significant factors associated with the remaining increase in selling, general and administrative expenses were increases in legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements of approximately $7.7 million, higher expenses related to being a U.S. public company of approximately $4.6 million and higher compensation expenses associated with AP Wireless of approximately $3.5 million primarily as a result of an increase in headcount associated with the growth of our investments in real property interests. The remainder of the increase in selling, general and administrative expenses was due to incremental expenses associated with increasing staff and other resources necessary for being a U.S. public company and the inclusion of compensation and facilities-related costs associated with the Radius management team and staff for a full twelve months in the year ended December 31, 2021, whereas such costs included in the comparable 2020 period only were incurred for the period from February 10, 2020 to December 31, 2020.

Share-based compensation

Share-based compensation expense was $15.8 million for the year ended December 31, 2021, compared to $83.4 million for the Successor period from February 10, 2020 to December 31, 2020. Our February 2020 grant of awards of LTIP Units to each of our executive officers under the 2020 Equity Incentive Plan (the “Equity Plan”) resulted in share-based compensation expense of $13.3 million and $11.4 million for the year ended December 31, 2021 and for the Successor period from February 10, 2020 to December 31, 2020, respectively. Share-based compensation expense recognized for the year ended December 31, 2021 and in the Successor period from February 10, 2020 to December 31, 2020 for the restricted stock and stock option awards was approximately $2.5 million and $2.2 million, respectively.

In the Successor period from February 10, 2020 to December 31, 2020, expense for two share-based compensation awards, totaling $69.9 million, was recognized upon the consummation of the APW Acquisition.

Amortization and depreciation

Amortization and depreciation expense was $64.4 million for the year ended December 31, 2021, compared to $43.0 million and $2.6 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. The increase in amortization and depreciation was due primarily to amortization on the real property interests acquired during the twelve months subsequent to December 31, 2020.

Impairment—decommissions

Impairment-decommissions was $3.0 million for the year ended December 31, 2021, compared to $2.0 million and $0.5 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. Tenant decommissions of communications infrastructure sites in 2021 included higher carrying amounts that in the aggregate were higher than those for sites decommissioned in the same period in 2020.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a gain of $33.7 million for the year ended December 31, 2021, compared to a loss of $40.4 million and a gain of $11.5 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. For the year ended December 31, 2021, the unrealized gain resulted primarily from significant weakening of the Euro relative to the U.S. dollar. In the period from February 10, 2020 to December 31, 2020, the Euro and the Pound Sterling increased significantly relative to the U.S. dollar. In the Predecessor period from January 1, 2020 to February 9, 2020, the Pound Sterling decreased significantly relative to the U.S. dollar.

Interest expense, net

Interest expense, net was $47.4 million for the year ended December 31, 2021, compared to $25.2 million and $3.6 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to December 31, 2020.

Other income (expense), net

Other income (expense), net was expense of $1.0 million for the year ended December 31, 2021, compared to income of $1.9 million and expense of $0.3 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. Foreign exchange losses recorded in other income (expense), net was $2.4 million for the year ended December 31, 2021, compared to losses of $0.6 million and $0.5 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. The remaining change in other income (expense), net was due primarily to lower income in the year ended December 31, 2021 related to receipts from tenants of incremental lease charges owed for periods prior to our acquisitions of the related real property interests for which we are contractually entitled to recover, as compared to receipts recorded in other income (expense), net in the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $0.3 million for the year ended December 31, 2021, compared to income tax expense of $2.8 million and $0.8 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. The decrease in income tax expense was due primarily to an increase in deferred income tax benefits of approximately $3.2 million associated with the tax effects of higher recorded real property interest amortization expense when compared to the related tax deductions associated with such assets and to the decrease in current income tax expense of approximately $0.9 million associated with the net decrease in our unrecognized income tax benefit obligation related to uncertain tax positions.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of the APW Group, (ii) our management of available cash and cash equivalents, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital infrastructure sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, restricted cash and borrowings available under our credit arrangements. As of December 31, 2021, we had working capital of approximately $411.0 million, including $456.1 million in unrestricted cash and cash equivalents. Additionally, as of December 31, 2021, we had $2.1 million and $174.0 million, including $156.6 million available to use in acquiring international assets, in short-term and long-term restricted cash, respectively.

The summary below presents the significant financing activities that occurred in 2021:

•

In December 2021, additional borrowings under the Facility Agreement were made, consisting of loans of €97.2 million and £33.7 million that mature in October 2031 and resulting in an increase in our outstanding debt thereunder of approximately $154.3 million.

•

During 2021, we received approximately $188.7 million of cash proceeds resulting from the cumulative exercises of approximately 49.2 million outstanding Warrants, resulting in the issuance of 16,407,182 shares of Class A Common Stock.

•

In September 2021, we issued convertible notes (the “Convertible Notes”) in an aggregate principal amount totaling $264.5 million. The Convertible Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The Convertible Notes are convertible into cash, shares of Class A Common Stock, or a combination thereof, at our election, and may be settled as described in Note 9 to the consolidated financial statements. The Convertible Notes will mature on September 15, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms.

•

In May 2021, we entered into an agreement to issue and sell an aggregate of 14,336,918 shares of Class A Common Stock to certain institutional investors at a purchase price of $13.95 per share (representing a 5-day volume weighted average price per share of $14.68, less a 5% discount) for aggregate gross proceeds of $200.0 million. Total net offering proceeds to us were approximately $191.5 million after deducting placement agent fees and offering expenses.

•

In February 2021, a new tranche of debt was issued under the Subscription Agreement. We added approximately $94 million of USD equivalents (€77 million) of new interest-only secured notes under the existing debt facility.

•

In 2015, AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, entered into a loan agreement, which was later amended and restated (the “A&R Mezzanine Loan Agreement”). In April 2021, APW OpCo and DWIP II, amended and restated the A&R Mezzanine Loan Agreement (the “DWIP II Loan Agreement”) to increase the borrowings thereunder to $75.0 million and to modify the interest rate and the maturity date. Contemporaneously with entering into the DWIP II Loan Agreement and additional borrowing, APW OpCo transferred all of the rights to the loans and obligations under the DWIP II Loan Agreement to unrelated third-party lenders for aggregate consideration of $75.0 million.

•

In December 2021, AP WIP ArcCo Investments, LLC (“ArcCo Investments”), a subsidiary of AP WIP Investments, entered into a subscription agreement (the “ArcCo Subscription Agreement”) providing for loans of up to €750 million. The ArcCo Subscription Agreement provides for funding to ArcCo Investments, the sole borrower thereunder, in the form of promissory certificates consisting of tranches in Euros, Pounds Sterling, and U.S. dollars. In January 2022, ArcCo Investments borrowed €225 million ($257.5 USD equivalent) of the amount available under the ArcCo Subscription Agreement. In connection with this borrowing, $5.0 million was funded to the debt service reserve account. The initial borrowing accrues interest at a fixed annual rate of approximately 3.2%, which will be payable quarterly and will mature in January 2030, at which time all outstanding principal amounts shall be repaid.

In addition to the available uncommitted borrowing capacity under our Facility Agreement of $673.7 million, Subscription Agreement of $169.0 million as of December 31, 2021 and the remaining availability under the ArcCo Subscription Agreement, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt or equity if needed or desired.

As discussed above under “Impact of the COVID-19 Global Pandemic”, the COVID-19 pandemic could adversely impact our future operating cash flows. Since we do not know the ultimate severity and length of the COVID-19 pandemic, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

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

	Successor		Predecessor
(in thousands)	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Cash used in operating activities	$(14,494)	$(42,537)	$(3,452)
Cash used in investing activities	(470,712)	(436,279)	(22,604)
Cash provided by (used in) financing activities	902,793	99,853	(3,399)

(in thousands)	As of December 31, 2021	As of December 31, 2020
Cash and cash equivalents	$456,146	$99,896
Restricted cash	176,047	115,552

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2021 was $14.5 million, compared to net cash used in operating activities of $42.5 million and $3.5 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. Cash used in the Successor period from February 10, 2020 to December 31, 2020 included payments made for accrued expenses of Landscape for professional fees and other costs incurred prior to the Successor period from February 10, 2020 to December 31, 2020 of approximately $34.6 million, primarily associated with the APW Acquisition.

Cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2021 was $470.7 million, compared to $436.3 million and $22.6 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. Cash paid in the APW Acquisition net of the cash acquired in the Successor period from February 10, 2020 to December 31, 2020 was $277.1 million. Payments to acquire real property interests were $469.7 million in the year ended December 31, 2021, as compared to $175.7 million in the Successor period from February 10, 2020 to December 31, 2020 and $5.1 million in the Predecessor period from January 1, 2020 to February 9, 2020, respectively.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was $902.8 million, compared to net cash provided by in financing activities of $99.9 million and net cash used in financing activities of $3.4 million for the Successor period from February 10, 2020 to December 31, 2020 and the Predecessor period from January 1, 2020 to February 9, 2020, respectively. In May 2021, we completed an offering of Class A Common Stock, the issuance of which resulted in the receipt of proceeds, net of equity issuance costs, of $191.5 million. In 2021, we received proceeds from the issuance of convertible notes totaling $264.5 million and made borrowings under our Facility Agreement, Subscription Agreement and DWIP II Loan Agreement totaling approximately $154.3 million, $93.9 million and $75.0 million, respectively. During 2021, we received approximately $188.7 million of cash proceeds resulting from the cumulative exercises of approximately 49.2 million outstanding Warrants.

Contractual Obligations and Material Cash Requirements

Below is a summary of our contractual obligations and material cash requirements as of December 31, 2021.

Convertible Notes

In September 2021, we issued the Convertible Notes in an aggregate principal amount totaling $264,500. The Convertible Notes are fully and unconditionally guaranteed by APW OpCo LLC and are senior, unsecured obligations of the Company and APW OpCo.

The Convertible Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The Convertible Notes are convertible into cash, shares of our Class A Common Stock, or a combination thereof, at our election, and may be settled as described in Note 9 to the consolidated financial statements. The Convertible Notes will mature on September 15, 2026, unless earlier repurchased, redeemed or converted in accordance with their terms.

Facility Agreement

Through December 31, 2021, cumulative borrowings under the Facility Agreement consisted of €327,150 and £228,700 ($681.7 million equivalent as of December 31, 2021). Loans under the Facility Agreement accrue interest at approximate annual rates ranging from 2.8% to 4.6%. Outstanding principal amounts due under the Facility Agreement as of December 31, 2021 totaling $365.8 million, $159.8 million and $156.1 million mature in October 2027, August 2030 and October 2031, respectively.

Subscription Agreement

Through December 31, 2021, cumulative borrowings under the Subscription Agreement consisted of €145,000 ($169.1 million equivalent at December 31, 2021), all of which mature in November 2028. Under the Subscription Agreement, the loans made in 2019 bear interest at 4.25% plus 2.0% payment-in-kind interest and the borrowings made in February 2021 accrue interest at a blended current cash interest rate of 3.9% plus 1.75% payment-in-kind interest.

DWIP Loan Agreement

AP WIP Holdings, LLC (“DWIP”), a subsidiary of AP WIP Investments, is the sole borrower under a loan agreement (the “DWIP Loan Agreement”) that provided funding for our U.S. operations in U.S. Dollars. The outstanding principal balance of $102.6 million matures on October 16, 2023. Borrowing under the DWIP Loan Agreement bear interest at a fixed rate of 4.25%.

DWIP II Loan Agreement

Outstanding principal due under the DWIP II Loan Agreement was $75.0 million as of December 31, 2021. Borrowings under the DWIP II Loan Agreement bear interest at 6% and matures in April 2023.

Covenants under Borrowing Agreements

We are subject to certain financial condition and testing covenants (e.g., interest coverage, leverage limits) under each of our borrowing arrangements, which are disclosed in Note 9 to the consolidated financial statements. Limitations on the amount of leverage we may maintain as of any testing period end are included in each of our borrowing arrangements. Summarized in the table below are the leverage limitations for each debt agreement, expressed as multiple of the borrowing in relation to the then current annual rents in place or revenue of the borrower as defined under the applicable borrowing arrangement and excludes any other adjustments required or allowable under the borrowing agreement:

Leverage Limitation of Applicable Rent or Revenue
DWIP Loan Agreement	7.75x
Facility Agreement	9.0x
Subscription Agreement	12.0x
DWIP II Loan Agreement	13.0x

Lease and Installment Obligations

As disclosed in Note 4 to the consolidated financial statements, under certain circumstances, we are committed to make future payments under our real property interest arrangements, either as payments under unsecured arrangements determined to be finance leases or as noninterest bearing installments for arrangements that do not qualify as leases. As of December 31, 2021, the aggregate committed contractual obligation under these arrangements was $55.3 million, of which $43.9 million is due during the period beginning on January 1, 2022 and ending December 31, 2024. As disclosed in Note 7 to the consolidated financial statements, we are lessees under operating leases, primarily for the use of office space. As of December 31, 2021, we are contractually committed to make future payments of $2.3 million under operating lease arrangements.

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

Real Property Interests

Our core business is to contract for the purchase of telecom real property interests and contractual rights, typically as leasehold interests or fee simple interests, either through an up-front payment or on an installment basis from property owners who have leased their property to companies that own digital telecommunications infrastructure assets. The costs of acquiring a real property interest are recorded either as a right-of-use asset, if the arrangement is determined to be a lease at the inception of the agreement under ASC Topic 842, Leases (“ASC 842”), or as an intangible asset in Telecom real property interests, net in the consolidated balance sheet, if the acquisition meets the definition of an asset acquisition. Telecom real property interests are stated at cost less accumulated amortization, and amortization is computed using the straight-line method over the estimated useful lives of these real property interests, which is estimated as the lesser of the useful life of the underlying digital infrastructure asset or the term of the arrangement.

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

For each arrangement determined to be a lease, we record a lease liability at the present value of the remaining contractually-required payments and right-of-use asset in the same amount plus any upfront payments made under the arrangement and any initial direct costs. The incremental borrowing rate used depends on the country and currency in which the arrangement was consummated and approximates an interest rate we would pay under borrowings to purchase such assets on a collateralized basis over similar payment terms.

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

Share-based Compensation Expense

Share-based compensation expense is recorded for equity awards granted to employees and nonemployees over the requisite service period associated with the award, based on the grant-date fair value of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions, as well as making judgments regarding the most acceptable valuation methodology to use in each circumstance. Generally, we use Monte Carlo simulation and Black-Scholes option pricing models. Use of either valuation technique requires that we make assumptions as to the expected volatility of our Class A Common Stock, the expected term associated with the award and the risk-free interest rate for a period that approximates the expected term.

Income Taxes

The carrying amount of deferred tax assets is reduced by a valuation allowance if, based on the available positive and negative evidence, it is more likely than not that such assets will not be realized. This assessment requires judgment and considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

Additionally, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. The recognition or measurement of unrecognized income tax benefit obligations and changes therein requires significant judgement and estimation in each period that related positions are assessed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, commencing on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms, promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors, and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this assessment, as described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an audit report on our system of internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Radius Global Infrastructure, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Radius Global Infrastructure, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/members’ deficit, and cash flows for the year ended December 31, 2021, and for the periods from February 10, 2020 to December 31, 2020 (Successor) and January 1, 2020 to February 9, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
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

3.1	Restated Certificate of Incorporation of Radius Global Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed on March 30, 2021).
3.2

Bylaws of Radius Global Infrastructure, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-4 (File 333-240173), filed on October 21, 2020).

4.1

Form of Class A Common Share Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on September 11, 2020)

4.2

Description of Radius Global Infrastructure, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K, filed on March 30, 2021).

4.3

Indenture, dated as of September 13, 2021, between Radius Global Infrastructure, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed on September 13, 2021).

4.4	Form of 2.50% Convertible Senior Notes due 2026 (included in Exhibit 4.3).
4.5	Form of Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File 333-256968), filed on November 12, 2021).
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

10.15

First Amendment Agreement to the Subscription Agreement, dated as of February 16, 2021, by and among AP WIP Investments Borrower, LLC, as borrower, AP WIP Investments, LLC, as guarantor, Sequoia IDF Asset Holdings SA, as original subscriber, and GLAS Americas LLC, as registrar (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K, filed on March 30, 2021).

10.16

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

10.17†

Facility Agreement, dated as of October 24, 2017, by and among AP WIP International Holdings, LLC, as borrower, AP Service Company, as servicer, Telecom Credit Infrastructure Designated Activity Company, as lender, Goldman Sachs Lending Partners LLC, as agent of the other financing parties, and GLAS Trust Corporation Limited, as security agent for the secured parties (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.18†

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

10.19

Second Amendment to the Facility Agreement, dated as of December 15, 2021, by and among AP WIP International Holdings, LLC, as borrower, AP WIP Investments, LLC, as parent, AP Service Company, LLC, as servicer, Goldman Sachs Lending Partners LLC, as agent for the finance parties, GLAS Trust Corporation Limited, as security agent for the secured parties, and Telecom Credit Infrastructure Designated Activity Company, as original lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File 001-39568), filed on December 22, 2021).

10.20

Subscription Agreement, dated as of November 20, 2019, by and among the Company, Centerbridge Partners Real Estate Fund, L.P., Centerbridge Partners Real Estate Fund SBS, L.P., and Centerbridge Special Credit Partners III, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

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

10.22

Registration Rights Agreement, dated as of July 10, 2020, by and among the Company, Centerbridge Partners Real Estate Fund, L.P., Centerbridge Partners Real Estate Fund SBS, L.P., Centerbridge Special Credit Partners III, L.P. and Centerbridge Partners, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.23†

Escrow Agreement, dated as of February 10, 2020, by and among Landscape Acquisition Holdings Limited, AP WIP Investments Holdings, LP, Associated Partners, L.P., as the Company Partners Representative (as defined therein), and Citibank, N.A., as escrow agent (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File 333-240173), filed on July 29, 2020).

10.24†

Subscription Agreement, dated as of November 6, 2019, by and among AP WIP Investments Borrower, LLC, as borrower, AP WIP Investments, LLC, as guarantor, Sequoia IDF Asset Holdings SA, as original subscriber, and GLAS Americas LLC, as registrar (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File 001-39568), filed on March 30, 2021).

10.25

First Amendment Agreement to the Subscription Agreement, dated as of February 16, 2021, by and among AP WIP Investments Borrower, LLC, as borrower, AP WIP Investments, LLC, as guarantor, Sequoia IDF Asset Holdings SA, as original subscriber, and GLAS Americas LLC, as registrar (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File 001-39568), filed on March 30, 2021).

10.26

Form of Subscription Agreement, dated as of May 11, 2021, by and among the Company and the Investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File 001-39568), filed on May 12, 2021).

10.27

Registration Rights Agreement, dated as of May 11, 2021, by and among the Company and the Investors signatory thereto (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File 333-256968), filed on June 10, 2021).

10.28	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File 001-39568), filed on September 13, 2021).
10.29†

Subscription Agreement, dated as of December 21, 2021, by and among AP WIP ArcCo Investments, LLC, as borrower, AP WIP Investments, LLC, as guarantor, the original subscribers and original holders party thereto, and GLAS USA LLC, as registrar (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File 001-39568), filed on December 22, 2021).

21.1*	List of subsidiaries of Radius Global Infrastructure, Inc.
23.1*	Consent of KPMG LLP for Radius Global Infrastructure, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

RADIUS GLOBAL INFRASTRUCTURE, INC. (Registrant)

Date: March 1, 2022	/s/ William H. Berkman
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

Name	Title	Date

/s/ William H. Berkman	Co-Chairman and Chief Executive Officer	March 1, 2022
William H. Berkman	(Principal Executive Officer)

/s/Scott G. Bruce	President (Principal Executive Officer)	March 1, 2022
Scott G. Bruce
/s/Glenn Breisinger	Chief Financial Officer and Treasurer	March 1, 2022
Glenn J. Breisinger	(Principal Financial Officer)

/s/Gary Tomeo	Chief Accounting Officer	March 1, 2022
Gary Tomeo	(Principal Accounting Officer)

/s/Michael D. Fascitelli	Co-Chairman	March 1, 2022
Michael D. Fascitelli
/s/Nick S. Advani	Director	March 1, 2022
Nick S. Advani
/s/Antoinette Cook Bush	Director	March 1, 2022
Antoinette Cook Bush

/s/Noam Gottesman	Director	March 1, 2022
Noam Gottesman

/s/Paul A. Gould	Director	March 1, 2022
Paul A. Gould

/s/Thomas C. King	Director	March 1, 2022
Thomas C. King

/s/William D. Rahm	Director	March 1, 2022
William D. Rahm

/s/Ashley Leeds	Director	March 1, 2022
Ashley Leeds

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)	F-2

Consolidated Balance Sheets at December 31, 2021 and 2020	F-4

Consolidated Statements of Operations for the year ended December 31, 2021, for the period from February 10, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to February 9, 2020 (Predecessor)

F-5

Consolidated Statements of Comprehensive Loss for the year ended December 31, 2021, for the period from February 10, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to February 9, 2020 (Predecessor)

F-6

Consolidated Statements of Stockholders’ Equity/Members’ Deficit for the year ended December 31, 2021, for the period from February 10, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to February 9, 2020 (Predecessor)

F-7

Consolidated Statements of Cash Flows for the year ended December 31, 2021, for the period from February 10, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to February 9, 2020 (Predecessor)

F-9

Notes to the Consolidated Financial Statements	F-10

KPMG LLP

1601 Market Street

Philadelphia, PA 19103-2499

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Radius Global Infrastructure, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Radius Global Infrastructure, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/members’ deficit, and cash flows for the year ended December 31, 2021, and for the periods from February 10, 2020 to December 31, 2020 (Successor) and January 1, 2020 to February 9, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021, and for the periods February 10, 2020 to December 31, 2020 (Successor) and January 1, 2020 to February 9, 2020 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of audit evidence over the deferred tax liability and deferred tax asset

 As discussed in Note 2 to the consolidated financial statements, the Company is subject to income taxes in the United States and AP WIP Investments is subject to income taxes in certain foreign jurisdictions in which it operates. AP WIP Investments operates in a total of 19 foreign jurisdictions. As of December 31, 2021, the Company’s deferred tax liability was $75,197 thousand and deferred tax asset was $67,810 thousand.

We identified the evaluation of the sufficiency of audit evidence over the deferred tax liability and deferred tax asset as a critical audit matter. Evaluating the Company’s application of tax regulations in the many foreign jurisdictions it operates, and the impact of those regulations on the deferred tax liabilities and deferred tax assets required complex auditor judgement and the use of tax professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over deferred tax liabilities and deferred tax assets. We evaluated the design and tested the operating effectiveness of certain internal controls related to determining the deferred tax liabilities and deferred tax assets, including certain controls related to the application of tax regulations in the many foreign jurisdictions it operates. We selected certain tax jurisdictions and evaluated the Company’s deferred tax amounts by agreeing them to underlying supporting documentation. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s interpretation and application of certain tax rules and regulations, including evaluation of the deferred amounts for certain taxable jurisdictions. In addition, we evaluated the sufficiency of audit evidence obtained over deferred tax liabilities and deferred tax assets by assessing the results of procedures performed, including the appropriateness of the nature and extent of audit effort.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Philadelphia, Pennsylvania

March 1, 2022

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$456,146	$99,896
Restricted cash	2,085	1,614
Trade receivables, net	7,933	7,829
Prepaid expenses and other current assets	20,685	17,352
Total current assets	486,849	126,691
Real property interests, net:
Right-of-use assets - finance leases, net	301,865	237,862
Telecom real property interests, net	1,174,186	851,529
Real property interests, net	1,476,051	1,089,391
Intangible assets, net	7,914	5,880
Property and equipment, net	1,789	1,382
Goodwill	80,509	80,509
Deferred tax asset	160	1,173
Restricted cash, long-term	173,962	113,938
Other long-term assets	9,701	9,266
Total assets	$2,236,935	$1,428,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,995	$30,854
Rent received in advance	24,485	19,587
Finance lease liabilities, current	10,567	9,920
Telecom real property interest liabilities, current	3,828	5,749
Total current liabilities	75,875	66,110
Finance lease liabilities	24,766	23,925
Telecom real property interest liabilities	12,884	11,813
Long-term debt, net of debt discount and deferred financing costs	1,272,225	728,473
Deferred tax liability	62,296	57,137
Other long-term liabilities	5,231	8,704
Total liabilities	1,453,277	896,162
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 92,159,612 and 58,425,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9	—
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 11,551,769 and 11,414,030 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	1,038,740	673,955
Accumulated other comprehensive income (loss)	(27,784)	15,768
Accumulated deficit	(278,132)	(213,237)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	732,833	476,486
Noncontrolling interest	50,825	55,582
Total liabilities and stockholders’ equity	$2,236,935	$1,428,230

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue	$103,609	$62,923	$6,836
Cost of service	2,493	619	34
Gross profit	101,116	62,304	6,802
Operating expenses:
Selling, general and administrative	73,154	60,565	4,344
Share-based compensation	15,802	83,421	—
Amortization and depreciation	64,440	43,005	2,584
Impairment - decommissions	2,998	1,975	530
Total operating expenses	156,394	188,966	7,458
Operating loss	(55,278)	(126,662)	(656)
Other income (expense):
Realized and unrealized gain (loss) on foreign currency debt	33,656	(40,434)	11,500
Interest expense, net	(47,365)	(25,201)	(3,623)
Other income (expense), net	(992)	1,916	(277)
Gain on extinguishment of debt	—	1,264	—
Total other income (expense), net	(14,701)	(62,455)	7,600
Income (loss) before income tax expense (benefit)	(69,979)	(189,117)	6,944
Income tax expense (benefit)	(327)	2,825	767
Net income (loss)	(69,652)	(191,942)	$6,177
Net loss attributable to noncontrolling interest	(4,757)	(9,851)
Net loss attributable to stockholders	(64,895)	(182,091)
Stock dividend payment to holders of Series A Founders Preferred Stock	(31,391)	—
Net loss attributable to common stockholders	$(96,286)	$(182,091)

Loss per common share:
Basic and diluted	$(1.35)	$(3.12)
Weighted average common shares outstanding:
Basic and diluted	71,083,353	58,425,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Net income (loss)	$(69,652)	$(191,942)	$6,177
Other comprehensive income (loss):
Foreign currency translation adjustment	(43,552)	15,768	(7,165)
Comprehensive loss	$(113,204)	$(176,174)	$(988)

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT

(in thousands, except share and per share amounts)

Predecessor
	Class A shares		Common shares
	Shares	Amount	Shares	Amount	Accumulated deficit	Accumulated other comprehensive loss	Members’ deficit
Balance at January 1, 2020	4,003,603	33,672	20,000,000	85,347	(208,883)	(25,472)	(115,336)
Foreign currency translation adjustment	—	—	—	—	—	(7,165)	(7,165)
Net income	—	—	—	—	6,177	—	6,177
Balance at February 9, 2020	4,003,603	$33,672	20,000,000	$85,347	$(202,706)	$(32,637)	$(116,324)

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT (CONTINUED)

(in thousands, except share and per share amounts)

Successor
	Series A Founder Preferred Shares		Series B Founder Preferred Shares		Common Shares		Class B Shares
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interest	Total Stockholders’ equity
Balance at February 10, 2020	1,600,000	$—	—	$—	58,425,000	$—	—	$—	$590,534	$—	$(31,146)	$—	$559,388
Issuances of shares in APW Acquisition	—	—	—	—	—	—	6,014,030	—	—	—	—	65,433	65,433
Share-based compensation	—	—	1,386,033	—	—	—	5,400,000	—	83,421	—	—	—	83,421
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	15,768	—	—	15,768
Net loss	—	—	—	—	—	—	—	—	—	—	(182,091)	(9,851)	(191,942)
Balance at December 31, 2020	1,600,000	$—	1,386,033	$—	58,425,000	$—	11,414,030	$—	$673,955	$15,768	$(213,237)	$55,582	$532,068
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	—	—	—	—	2,474,421	—	197,739	—	—	—	—	—	—
Issuances of common shares	—	—	—	—	14,457,588	8	—	—	201,873	—	—	—	201,881
Equity issuance costs	—	—	—	—	—	—	—	—	(8,539)	—	—	—	(8,539)
Purchase of capped call options	—	—	—	—	—	—	—	—	(33,221)	—	—	—	(33,221)
Exercise of warrants	—	—	—	—	16,407,182	1	—	—	188,674	—	—	—	188,675
Exercise of stock options	—	—	—	—	25,500	—	—	—	196	—	—	—	196
Share-based compensation	—	—	—	—	309,921	—	—	—	15,802	—	—	—	15,802
Issuance of shares upon redemption of Series A LTIP Units	—	—	—	—	60,000	—	(60,000)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(43,552)	—	—	(43,552)
Net loss	—	—	—	—	—	—	—	—	—	—	(64,895)	(4,757)	(69,652)
Balance at December 31, 2021	1,600,000	$—	1,386,033	$—	92,159,612	$9	11,551,769	$—	$1,038,740	$(27,784)	$(278,132)	$50,825	$783,658

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Cash flows from operating activities:
Net income (loss)	$(69,652)	$(191,942)	$6,177
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	64,440	43,005	2,584
Amortization of finance lease and telecom real property interest liabilities discount	1,380	1,279	213
Impairment - decommissions	2,998	1,975	530
Realized and unrealized loss (gain) on foreign currency debt	(33,656)	40,434	(11,500)
Amortization of debt discount and deferred financing costs	1,923	192	280
Provision for bad debt expense	682	323	26
Share-based compensation	15,802	83,421	—
Deferred income taxes	(3,350)	(962)	339
Gain on extinguishment of debt	—	(1,264)	—
Change in assets and liabilities:
Trade receivables, net	(1,961)	(53)	(682)
Prepaid expenses and other assets	(6,485)	(5,911)	935
Accounts payable, accrued expenses and other long-term liabilities	7,201	(15,316)	(4,605)
Rent received in advance	6,184	2,282	2,251
Net cash used in operating activities	(14,494)	(42,537)	(3,452)

Cash flows from investing activities:
Cash paid in APW Acquisition, net of cash acquired	—	(277,065)	—
Investments in real property interests and related intangible assets	(469,725)	(175,665)	(5,064)
Advances on note receivable	—	(2,500)	(17,500)
Payments received on note receivable	—	20,000	—
Purchases of property and equipment	(987)	(1,049)	(40)
Net cash used in investing activities	(470,712)	(436,279)	(22,604)

Cash flows from financing activities:
Borrowings under debt agreements	587,735	163,720	—
Repayments of term loans and other debt	(237)	(48,065)	(250)
Purchase of capped call options	(33,221)	—	—
Debt issuance costs	(15,352)	(3,721)	—
Proceeds from issuance of common stock, net of issuance costs	191,461	—	—
Proceeds from exercises of stock options and warrants	188,871	—	—
Repayments of finance lease and telecom real property interest liabilities	(16,464)	(12,081)	(3,149)
Net cash provided by (used in) financing activities	902,793	99,853	(3,399)

Net change in cash and cash equivalents and restricted cash	417,587	(378,963)	(29,455)

Effect of change in foreign currency exchange rates on cash and restricted cash	(842)	5,783	(232)

Cash and cash equivalents and restricted cash at beginning of period	215,448	588,628	78,046
Cash and cash equivalents and restricted cash at end of period	$632,193	$215,448	$48,359

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$41,659	$22,574	$4,684
Cash paid for income taxes	$2,321	$2,748	$1,112

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” and/or the “Company”), formerly known as Landscape Acquisition Holdings Limited (“Landscape”) and Digital Landscape Group, Inc., is a holding company that, as of December 31, 2021, owned approximately 94% of APW OpCo LLC ( “APW OpCo”), which is the parent of AP WIP Investments Holdings, LP (“AP Wireless”), one of the largest international aggregators of rental streams underlying wireless and other essential communications infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae or other communications infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower, antennae or other communications infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

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

On October 2, 2020, in connection with the Domestication, the Company delisted its ordinary shares (the “Ordinary Shares”) and warrants (the “Warrants”) from trading on the London Stock Exchange. The Ordinary Shares automatically converted by operation of law into shares (“Class A Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and on October 5, 2020, the Class A Common Stock began trading on the Nasdaq Global Market under the symbol “RADI”. Accordingly, for disclosures of historical transactions involving the Company’s common equity pertaining to periods prior to October 2, 2020 (the date of the Domestication), references are made in the notes to the consolidated financial statements to “Ordinary Shares”, the legal form of the Company’s common equity prior to October 2, 2020.

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

As a result of the APW Acquisition, for accounting purposes, the Company was the acquirer and AP WIP Investments was the acquiree and accounting predecessor to Radius, as Landscape had no operations prior to the APW Acquisition. Accordingly, the financial statement presentation includes the consolidated financial statements of AP WIP Investments as “Predecessor” for periods prior to the Closing Date and Radius as “Successor” for periods including and after the Closing Date, including the consolidation of AP WIP Investments and its subsidiaries. As more fully described in Note 3, the APW Acquisition was accounted for as a business combination under the scope of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (“ASC 805”).

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For the Successor period from February 10, 2020 to December 31, 2020 and all periods thereafter, Radius consolidated the financial position and results of operations of AP WIP Investments and its subsidiaries. For the Predecessor period, the consolidated financial statements include the accounts of AP WIP Investments and its subsidiaries, as well as a variable interest entity (“VIE”).

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

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$456,146	$99,896
Restricted cash	2,085	1,614
Restricted cash, long term	173,962	113,938
Total cash and cash equivalents and restricted cash	$632,193	$215,448

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

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and rent received in advance approximated fair value due to their short term nature. As of December 31, 2021 and 2020, the carrying amounts of the Company’s debt and lease and other leasehold interest liabilities approximated their fair values, as these obligations bear interest at rates currently available for debt with similar maturities and collateral requirements. For each asset or liability being valued, the inputs to the valuation technique used to measure fair value are ranked by the Company according to their market price observability as being one of the following levels:

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

The balances of and changes in the allowance for doubtful accounts are as follows:

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Beginning balance	$837	$509	$491
Allowance for doubtful accounts	682	323	26
Write-offs, net	(201)	(17)	—
Foreign currency translation	(62)	22	(8)
Ending balance	$1,256	$837	$509

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Real Property Interests

The Company’s core business is to contract for the purchase of telecom real property interests and contractual rights, typically as leasehold interests or fee simple interests, either through an up-front payment or on an installment basis from property owners who have leased their property to companies that own digital telecommunications infrastructure assets. The costs of acquiring a real property interest are recorded either as a right-of-use asset, if the arrangement is determined to be a lease at the inception of the agreement under ASC Topic 842, Leases (“ASC 842”), or as an intangible asset in Telecom real property interests, net in the consolidated balance sheet, if the acquisition meets the definition of an asset acquisition. Telecom real property interests are stated at cost less accumulated amortization, and amortization is computed using the straight-line method over the estimated useful lives of these real property interests, which is estimated as the lesser of the useful life of the underlying digital infrastructure asset or the term of the arrangement.

On January 1, 2019, the Predecessor adopted the guidance in ASC 842 using the modified retrospective method applied to lease arrangements that were in place on the transition date. The Predecessor elected certain available practical expedients which permit the adopter to not reassess certain items upon adoption, including: (i) whether any existing contracts are or contain leases, (ii) the classification of existing leases, (iii) initial direct costs for existing leases and (iv) short-term leases, which permits an adopter to not apply the lease standard to leases with a remaining maturity of one year or less and applied the new lease accounting standard to all leases, including short-term leases. The Predecessor also elected the practical expedient related to easements, which permits carryforward accounting treatment for land easements (included in telecom real property interests, net in the consolidated balance sheets) on existing agreements.

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

Lease liabilities are recorded at the present value of the arrangement’s remaining contractually required payments and a right-of-use asset in the same amount plus any upfront payments made under the arrangement and any initial direct costs. Finance lease right-of-use assets are amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement, which is estimated to be twenty-five years, and the finance lease expense resulting from the amortization of the finance lease right-of-use assets is recognized in amortization and depreciation in the consolidated statements of operations. To determine the lease term, the Company considers all renewal periods that are reasonably certain to be exercised, taking into consideration all economic factors, including the wireless or digital infrastructure asset’s estimated economic life.

Property and Equipment

Property and equipment, which primarily consists of computer hardware and software, office furniture and tenant improvements, are stated at cost, less accumulated depreciation. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over their estimated useful lives, which generally range from two to three years. Depreciation expense was $444 for the year ended December 31, 2021, $388 for the period from February 10, 2020 to December 31, 2020 (Successor) and $44 for the period from January 1, 2020 to February 9, 2020 (Predecessor). As of December 31, 2021 and 2020, accumulated depreciation was $2,080 and $1,810, respectively.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Long-Lived Assets, Including Definite-Lived Intangible Assets

The Company’s primary long-lived assets include real property interests and intangible assets. Intangible assets recorded for in-place Tenant Leases are stated at cost less accumulated amortization and are amortized on a straight-line basis over the remaining lease term with the in-place tenant, including lease renewal periods. The carrying amount of any long-lived asset group is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company reviewed the portfolio of real property interests and intangible assets for impairment, in which the Company identified wireless communication sites for which impairment charges were recorded in Impairment – decommissions in the consolidated statements of operations.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 30th of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the year ended December 31, 2021.

Revenue Recognition

The Company receives rental payments from in-place tenants of wireless communication and other digital infrastructure sites under lease agreements, classified as operating leases under ASC 842. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease.

Rent received in advance is recorded when the Company receives advance rental payments from the in‑place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance. At December 31, 2021 and 2020, the Company’s rent received in advance was $24,485 and $19,587, respectively.

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

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) attributable to common shares by the weighted average number of shares of Class A Common Stock outstanding during the period. The Company has determined that its Series A Founder Preferred Stock (as defined in Note 11) are participating securities as the Series A Founder Preferred Stock participate in undistributed earnings on an as-if-converted basis. Accordingly, the Company uses the two-class method of computing earnings per share, for common shares and Series A Founder Preferred Stock according to participation rights in undistributed earnings. Under this method, net income applicable to holders of common shares is allocated on a pro rata basis to the holders of common shares and Series A Founder Preferred Stock to the extent that each class may share in the Company’s income for the period; whereas undistributed net loss is allocated only to common shares because Series A Founder Preferred Stock are not contractually obligated to share in the Company’s losses.

Diluted earnings per common share is calculated by dividing the net income allocable to common stockholders of Radius by the weighted average number of shares of Class Common Stock outstanding, adjusted for the effects of potentially dilutive common stock, which have been comprised of the participating preferred stock, the

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Warrants, stock options, LTIP Units (as defined in Note 12), restricted shares and the shares that could be issued upon conversion of the Company’s convertible debt. The capped call options (as described in Note 9) in connection with the issuance of the convertible notes are excluded from the calculation of diluted earnings per share as their impact is always anti-dilutive. For all periods presented with a net loss, the effects of any incremental potential common shares have been excluded from the calculation of loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same for periods with a net loss attributable to common stockholders of Radius.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. Typically, the functional currency of each of the Company’s foreign operating subsidiaries is the respective local currency. Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign currency assets and liabilities are translated into the reporting currency using the exchange rate prevailing at the balance sheet date, while revenue and expenses are translated at the average exchange rates during the period. Foreign exchange gains and losses arising from translation are included in accumulated other comprehensive income (loss) in the consolidated balance sheet.

Reclassifications

In the consolidated statement of cash flows for the period from February 10, 2020 to December 31, 2020, certain borrowing amounts were reclassified to borrowings under debt agreements to conform with current year presentation.

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

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for goodwill and allocating taxes to members of a consolidated group. Effective for annual reporting periods beginning after December 15, 2020, the Company adopted the new standard on January 1, 2021, and the adoption did not have an impact on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation in certain areas. The Company adopted the new standard on January 1, 2021, and the adoption did not have an impact on its consolidated financial statements.

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

The following unaudited pro forma combined financial information presents the Company’s results as though the APW Acquisition had occurred at January 1, 2020. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP (unaudited):

Year Ended December 31, 2020
Revenue	$69,759
Net loss	$(120,457)

4.	Real Property Interests

Real property interests, net consisted of the following:

	December 31, 2021	December 31, 2020
Right-of-use assets – finance leases (1)	$319,457	$244,885
Telecom real property interests (2)	1,257,373	886,679
	1,576,830	1,131,564
Less accumulated amortization:
Right-of-use assets – finance leases	(17,592)	(7,023)
Telecom real property interests	(83,187)	(35,150)
Real property interests, net	$1,476,051	$1,089,391

(1)	Effective with the adoption of ASC 842 on January 1, 2019, real property interests qualifying as leases are recorded as right-of-use assets.
(2)	Includes telecom real property interests acquired prior to the adoption of ASC 842 and all real property interest arrangements not qualifying as leases.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

The Company’s real property interests typically consist of leasehold interests or fee simple interests, acquired either through an up‑front payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets. The agreements that provide for the leasehold interests typically are easement agreements or similar arrangements, which have stated terms up to 99 years and provide the Company with certain beneficial rights, but not obligations, with respect to the underlying Tenant Leases. The beneficial rights acquired include, principally, the right to receive the rental income related to the lease with the in‑place tenant, and in certain circumstances, additional rents. In most cases, the stated term of the leasehold interest is longer than the remaining term of the lease with the in‑place tenant, which provides the Company with the right and opportunity for renewals and extensions. In cases in which the Company acquires a leasehold interest, the Company is both a lessor and a lessee. Although the Company has the rights under the acquired leasehold interests over the duration of the entire term, the underlying tenant, in most cases, can terminate their lease acquired by the Company within a short time frame (30‑ to 180‑day notice) without penalty. Similarly, when the Company acquires a fee simple interest, the beneficial rights associated with the in-place Tenant Leases are acquired and the Company owns the property underlying or containing the telecommunication infrastructure assets.

Right-Of-Use Assets – Finance Leases and Related Liabilities

For a real property interest arrangement determined to be a lease, the Company records a right-of-use asset and a lease liability. The weighted-average remaining lease term for leases classified as finance leases was 40.1 years and 38.2 years as of December 31, 2021 and 2020, respectively. The Company recorded finance lease expense and interest expense associated with finance lease liabilities in the consolidated statements of operations as follows:

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Finance lease expense	$11,507	$6,922	$425
Interest expense – lease liability	$953	$518	$95

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate was 3.9% and 2.8% as of December 31, 2021 and 2020 , respectively.

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$366	$134	$37
Financing cash flows from finance leases	$10,540	$6,044	$845
Finance lease liabilities arising from obtaining right-of-use assets	$14,512	$19,312	$1,346

Telecom Real Property Interests and Related Liabilities

For real property interests that are not accounted for under ASC 842, the Company applies the acquisition method of accounting, recording an intangible asset in telecom real property interests, net in the consolidated balance

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

sheet. The recorded amount of the real property interest represents the allocation of purchase price to the contractual cash flows acquired from the in-place tenant, as well as the right and opportunity for renewals.

Under certain circumstances, the contractual payments for the acquired telecom real property interests are made to property owners on a noninterest-bearing basis over a specified period of time, generally ranging from two to seven years. The Company is contractually obligated to fulfill such payments. Included in telecom real property interest liabilities in the consolidated balance sheets, the liabilities associated with telecom real property interests were initially measured at the present value of the unpaid payments.

For telecom real property interests, amortization expense was $51,063 for the year ended December 31, 2021, $34,482 for the period from February 10, 2020 to December 31, 2020 (Successor), and $2,031 for the period from January 1, 2020 to February 9, 2020 (Predecessor). As of December 31, 2021, amortization expense to be recognized for each of the succeeding five years was as follows:

2022	$59,292
2023	59,222
2024	59,222
2025	59,203
2026	59,203
Thereafter	878,044
$1,174,186

Maturities of finance lease liabilities and telecom real property interest liabilities as of December 31, 2021 were as follows:

	Finance Leases	Telecom Real Property Interests
2022	$10,931	$3,518
2023	10,830	8,768
2024	5,991	3,822
2025	3,877	413
2026	2,775	378
Thereafter	3,413	567
Total lease payments	37,817	17,466
Less amounts representing future interest	(2,484)	(754)
Total liability	35,333	16,712
Less current portion	(10,567)	(3,828)
Non-current liability	$24,766	$12,884

As of December 31, 2021 and 2020, the weighted average remaining contractual payment term for finance lease and telecom real property interest liabilities was 3.2 years and 3.6 years, respectively.

5.	Tenant Lease Rental Payments

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements. As of December 31, 2021, the future minimum amounts due from tenants under leases were as follows:

2022	$102,821
2023	96,884
2024	88,395
2025	79,427
2026	71,748

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

6.	Goodwill and Intangible Assets

Goodwill at December 31, 2021 and 2020 was based on the purchase price allocation pursuant to the APW Acquisition, which was based on a valuation performed to determine the fair value of the acquired assets as of the acquisition date. Goodwill recorded in APW Acquisition was $80,509 and no changes in the carrying amount of goodwill were recognized in the year ended December 31, 2021 and the period from February 10, 2020 to December 31, 2020 (Successor).

Intangible assets subject to amortization consisted of the following:

	December 31, 2021	December 31, 2020
In-place lease intangible asset
Gross carrying amount	$10,295	$7,092
Less accumulated amortization:	(2,381)	(1,212)
Intangible assets, net	$7,914	$5,880

Amortization expense was $1,337 for the year ended December 31, 2021, $1,163 for the period from February 10, 2020 to December 31, 2020 (Successor) and $77 for the period from January 1, 2020 to February 9, 2020 (Predecessor).

As of December 31, 2021, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

2022	$1,280
2023	1,106
2024	953
2025	816
2026	710
Thereafter	3,049
$7,914

7.	Operating Leases

The Company is a lessee under noncancelable lease agreements, primarily for office space, over periods ranging from one to ten years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties and equipment. Amounts included in other long-term assets in the consolidated balance sheets representing operating lease right-of-use assets as of December 31, 2021 and 2020 totaled $2,035 and $4,183, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1,124 for the year ended December 31, 2021, $1,333 for the period from February 10, 2020 to December 31, 2020 (Successor) and $136 for the period from January 1, 2020 to February 9, 2020 (Predecessor).

Included in selling, general and administrative expenses in the consolidated statements of operations were operating lease expenses associated with right-of-use assets under operating leases of $1,383 for the year ended December 31, 2021, $1,535 for the period from February 10, 2020 to December 31, 2020 (Successor) and $107 for the period from January 1, 2020 to February 9, 2020 (Predecessor).

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

The current and noncurrent portions of operating lease liabilities are included in accounts payable and accrued liabilities and other long-term liabilities, respectively, in the consolidated balance sheets. Maturities of operating lease liabilities as of December 31, 2021 were as follows:

Operating Leases
2022	$938
2023	880
2024	319
2025	94
2026	47
Thereafter	43
Total lease payments	2,321
Less amounts representing future interest	(180)
Total liability	2,141
Less current portion	(850)
Non-current liability	$1,291

The weighted-average remaining lease term for operating leases was 2.7 years and 4.0 years and the weighted-average incremental borrowing rate was 6.2% and 5.4% as of December 31, 2021 and 2020, respectively.
8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2021	December 31, 2020
Interest payable	$8,805	$4,887
Accrued liabilities	923	4,799
Taxes payable	11,980	7,799
Payroll and related withholdings	7,961	7,043
Accounts payable	1,891	718
Professional fees accrued	3,428	3,234
Current portion of operating lease liabilities	850	1,354
Other	1,157	1,020
Total accounts payable and accrued expenses	$36,995	$30,854

9.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	December 31, 2021	December 31, 2020
DWIP Loan Agreement	$102,600	$102,600
Facility Agreement	681,747	547,677
DWIP II Loan Agreement	75,000	—
Subscription Agreement	169,119	85,112
Convertible Notes	264,500	—
Other debt	2,565	2,960
Less: unamortized debt discount and financing fees	(23,306)	(9,876)
Debt, carrying amount	$1,272,225	$728,473

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

The Convertible Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. Financing fees incurred in connection with the issuance of the Convertible Notes totaled $9,134. The amount of contractual interest incurred and amortization of deferred financing fees was $1,965 and $549, respectively, for the year ended December 31, 2021. As of December 31, 2021, unamortized deferred financing fees associated with the Convertible Notes was $8,585.

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

Capped Call Transactions

In connection with the issuance of the Convertible Notes, the Company entered into privately-negotiated capped call transactions (the “Capped Call Transactions”). Under the Capped Call Transactions, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's Class A Common Stock underlying the Convertible Notes, with a strike price approximately equal to the conversion price of the Convertible Notes and with an initial cap price equal to $34.80 per share, subject to certain adjustments under the terms of the Capped Call Transactions. The aggregate purchase price paid in the Capped Call Transactions was a net premium of $33,221 and was recorded as a reduction to additional paid-in-capital in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

Under the Capped Call Transactions, the capped call options allow the Company to receive shares of its Class A Common Stock and/or cash from the option counterparties equal to the amounts of Class A Common Stock and/or cash related to the excess of the market price per share of Class A Common Stock over the strike price of the capped call options during the relevant valuation period. Generally, the Capped Call Transactions are intended to reduce the potential dilution to the Company’s Class A Common Stock as a result of any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

The Capped Call Transactions were separate transactions entered into by the Company with the option counterparties, are not part of the terms of the Convertible Notes and do not change the holders' rights under the Convertible Notes.

DWIP Loan Agreement

A subsidiary of the Company, AP WIP Holdings, LLC (“DWIP”), is the sole borrower under a loan agreement (the “DWIP Loan Agreement”) that provided funding for the Company’s U.S. operations in U.S. Dollars. The outstanding principal balance matures on October 16, 2023, though the principal balance can be repaid in an amount that also would include a prepayment premium of up to 1.0%. Borrowing under the DWIP Loan Agreement bear interest at a fixed rate of 4.25%. Under the DWIP Loan Agreement, escrow and collection account balances are required to be maintained and each are included in restricted cash in the consolidated balance sheets.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Under the terms of the Facility Agreement, IWIP is the sole borrower. AP WIP Investments, which controls IWIP, is a guarantor of the loan and the loan is secured by the direct equity interests in IWIP. The loan is also secured by a debt service reserve account and escrow cash account of IWIP, which are included in restricted cash in the consolidated balance sheets. The loan is senior in right of payment to all other debt of IWIP.

Through December 31, 2021, cumulative IWIP borrowings under the Facility Agreement consisted of €327,150 and £228,700, including borrowings of €97,150 and £33,700 made in December 2021 ($154,295 equivalent) that accrue interest at approximate annual rates ranging from 2.8% to 3.8% and mature in October 2031. In August 2020, the Company borrowed €75,000 and £55,000 under the Facility Agreement ($160,475 equivalent), maturing in August 2030 and with interest on such borrowing accruing at approximate annual rates ranging from 3.0% to 3.7%. All other borrowings under the Facility Agreement were made in 2017 and 2018, accrue interest at approximate annual rates ranging from 3.4% to 4.6% and mature in October 2027.

Outstanding principal amounts due under the Facility Agreement as of December 31, 2021 totaling $365.8 million, $159.8 million and $156.1 million mature in October 2027, August 2030 and October 2031, respectively. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

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

DWIP II Loan Agreement

In 2015, AP WIP Domestic Investments II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, entered into a loan agreement, which was later amended and restated (the “A&R Mezzanine Loan Agreement”). In April 2020, APW OpCo acquired all of the rights to the loans and obligations under the A&R Mezzanine Loan Agreement from the lenders thereunder for $47,775, thereby settling this obligation and resulting in the recognition of a gain on the extinguishment of this obligation of $1,264 in the consolidated statement of operations for the period from February 10, 2020 to December 31, 2020 (Successor).

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

DWIP II is subject to certain financial condition and testing covenants, as well as restrictive covenants relating to, among others, future indebtedness, liens and other material activities of DWIP II. For the periods presented, DWIP II was in compliance with all covenants associated with the DWIP II Loan Agreement.

Subscription Agreement (up to £250,000)

In November 2019, AP WIP Investments Borrower, LLC, a subsidiary of AP WIP Investments (“AP WIP Investments Borrower”), entered into a subscription agreement (the “Subscription Agreement”) to borrow funds for working capital and other corporate purposes. AP WIP Investments is the guarantor of the loan, which is secured by AP Wireless’s direct equity interests in AP WIP Investments. The loan is senior in right of payment to all other debt of AP WIP Investments Borrower. The Subscription Agreement provides for funding up to £250,000 in the form of nine-year term loans consisting of tranches available in Euros, Pound Sterling and U.S. dollars, and requires a portion of the funding to be held in a debt service reserve account, which is presented in restricted cash in the consolidated balance sheets.

Through December 31, 2021, cumulative borrowings under the Subscription Agreement consisted of €145,000, including borrowings of €77,000 made in February 2021 ($94,000 equivalent) of interest-only notes that have a

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

blended cash pay interest rate of 3.9% plus 1.75% payment-in-kind interest and mature in November 2028. All other borrowings under the Subscription Agreement were made in 2019, bear interest at 4.25% plus 2.0% payment-in-kind interest and mature in November 2028. Interest payable in cash is paid quarterly, whereas payment-in-kind interest accrues to the principal balance and is payable upon repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee.

AP WIP Investments Borrower is subject to certain financial condition and testing covenants (such as interest coverage and leverage limits) as well as restrictive and operating covenants relating to, among others, future indebtedness and liens and other material activities of AP WIP Investments Borrower and its affiliates. AP WIP Investments Borrower was in compliance with all covenants associated with the Subscription Agreement for the period that borrowings were outstanding during the periods presented.

Commitment Letter

On May 4, 2021, the Company entered into a commitment letter (the “Commitment Letter”) with Centerbridge Partners Real Estate Fund, LP., Centerbridge Partners Real Estate Fund SBS, LP. and Centerbridge Special Credit (collectively, the “Centerbridge Entities”) pursuant to which the Centerbridge Entities agreed, subject to the negotiation and execution of definitive documentation and the terms of the Commitment Letter, to purchase from the Company up to $50,000 of senior unsecured convertible notes. As consideration for the commitment and the Centerbridge Entities’ services in structuring the convertible notes, the Company agreed to pay the Centerbridge Entities a non-refundable fee of $1,500 payable upon the terms set forth in the Commitment Letter. The Commitment Letter did not obligate the Company to issue any convertible notes and automatically terminated on August 2, 2021, the end of the commitment period, with no convertible notes issued thereunder. For year ended December 31, 2021, the commitment fee was recorded in interest expense, net in the consolidated statement of operations.

Debt Discount and Financing Costs

In connection with the borrowings made under the Subscription Agreement in February 2021, the DWIP II Loan Agreement in April 2021, the Convertible Notes in September 2021 and the borrowings made under the Facility Agreement in December 2021, deferred financing fees were incurred in 2021, totaling $1,780, $2,072, $9,134 and $2,366, respectively. The Company also incurred deferred financing fees totaling $3,721 in connection with the borrowings made under the Facility Agreement in August 2020. Amortization of debt discount and deferred financing costs, included in interest expense, net in the consolidated statements of operations, was $1,922 for the year ended December 31, 2021, $192 for the period from February 10, 2020 to December 31, 2020 (Successor) and $281 for the period from January 1, 2020 to February 9, 2020 (Predecessor).
10.	Income Taxes

Income tax expense (benefit) consisted of the following:

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Current:
Foreign	$2,915	$3,787	$424
Federal	108	—	—
Deferred:
Foreign	(3,350)	(962)	343
Federal	—	—	—
Income tax expense (benefit)	$(327)	$2,825	$767

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Income (loss) before income tax expense (benefit) by geographic area was as follows:

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Domestic	$(43,863)	$(176,706)	$8,019
Foreign	(26,116)	(12,411)	(1,075)
Income (loss) before income tax expense (benefit)	$(69,979)	$(189,117)	$6,944

A reconciliation of the income tax expense (benefit) computed at statutory rates was as follows:

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Statutory tax rate	21%	21%	21%
Income (loss) before income tax expense (benefit)	$(69,979)	$(189,117)	$6,944
Expected income tax expense (benefit)	(14,696)	(39,715)	1,458
Increase (decrease) income tax expense (benefit) resulting from:
Foreign earnings subject to different tax rates	(164)	(1,025)	(98)
Valuation allowance	11,561	22,549	739
Share-based compensation	(217)	14,668	—
Non-taxable earnings	587	1,789	(1,581)
Uncertain tax positions	(867)	592	—
Non-deductible expenses	(624)	3,053	249
Tax law change	5,250	2,414	—
Provision to return adjustments	219	—	—
State taxes	(1,637)	(1,205)	—
Other	261	(295)	—
Income tax expense (benefit)	$(327)	$2,825	$767

The significant components of deferred income tax assets and liabilities were as follows:

	December 31, 2021	December 31, 2020
Deferred income tax assets:
Operating losses carried forward	$41,930	$24,140
Depreciation	615	627
Investment in partnership	17,373	11,770
Convertible debt	7,570	—
Other	322	214
Deferred income tax assets	67,810	36,751
Valuation allowance	(54,749)	(27,105)
Deferred income tax assets, net of valuation allowance	13,061	9,646

Deferred income tax liabilities:
Amortization	(75,197)	(65,610)
Deferred income tax liabilities	(75,197)	(65,610)

Net deferred income tax asset (liability)	$(62,136)	$(55,964)

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

As of December 31, 2021, the Company had federal net operating loss carryforwards of $104,499, which can be carried forward indefinitely, and foreign tax loss carryforwards of $74,127, of which $44,464 can be carried forward indefinitely, none will expire in 2022 and the remainder is scheduled to expire between 2023 and 2041.

The Company recorded a valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020 of $54,749 and $27,105, respectively. As of December 31, 2021, the valuation allowance was primarily attributable to U.S. and certain foreign jurisdictions.  The valuation allowance balances at these locations were associated mainly with net operating losses, but in some cases relate to other additional deferred tax assets in the jurisdiction. The Company has determined that it is more likely than not that these assets will not be fully realized due to historical net operating losses incurred. The increase in the valuation allowance was due primarily to the generation of net operating loss carryforwards during the year and, to a lesser extent, recognition of the U.S. tax effect on foreign deferred tax liabilities arising from the APW Acquisition.

As of December 31, 2021, the Company intends to indefinitely reinvest all cumulative undistributed earnings of foreign subsidiaries, and as such no U.S. federal or state income or foreign withholding taxes have been recorded. It is not practicable to determine the amount of the unrecognized deferred tax liability related to any undistributed foreign earnings.

A reconciliation of the activity related to unrecognized income tax benefit obligations follows:

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Beginning balance	$5,825	$3,879	$3,879
Increases related to prior-year tax positions	96	1,946	—
Decreases related to prior-year tax positions	(2,320)	—	—
Increases related to current-year tax positions	1,357	—	—
Settlements	(392)	—	—
Ending balance	$4,566	$5,825	$3,879

As of December 31, 2021 and 2020, the Company and the Predecessor recorded liabilities for unrecognized income tax benefits of $4,566 and $5,825, respectively, all of which would impact the effective rate, if recognized. Changes in the Company’s unrecognized income tax benefit obligation within the next twelve months are expected to result in a reduction in this liability of approximately $1,117, as certain tax positions are expected to be effectively settled with the applicable taxing jurisdiction during this period. For the year ended December 31, 2021 and the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized interest and penalties accrued on unrecognized income tax benefits as a component of income tax expense, totaling $185 and $305, respectively.

From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. As of December 31, 2021, the Company was not subject to an income tax examination in the U.S. or in any foreign jurisdiction, though tax years beginning with 2016 remained open and subject to examination by foreign taxing jurisdictions.
11.	Variable Interest Entity

AP Service Company, LLC (the “Servicer”), a wholly owned subsidiary of AP Wireless, is the Servicer under the DWIP Agreement and the Facility Agreement. Prior to the APW Acquisition, Servicer was a variable interest  entity. AP WIP Investments was determined to be the primary beneficiary of Servicer because AP WIP Investments determined that, through AP Wireless, it had the power to direct all of the activities of Servicer.

As AP WIP Investments was the primary beneficiary of the variable interest entity, AP WIP Investments recorded the assets, liabilities, income and expenses of Servicer in its consolidated financial statements during Predecessor period. All intercompany revenue, payables, and receivables between AP WIP Investments and Servicer were eliminated upon consolidation.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

 In conjunction with and upon the acquisition of APW OpCo, the Company (Successor) does not have a variable interest in Servicer. The assets, liabilities, income and expenses of Servicer are included in the Company’s consolidated financial statements (Successor) for the periods subsequent to the APW Acquisition.

12.	Stockholders’ Equity

Founder Preferred Stock

The “Founder Preferred Stock” consists of Series A Founder Preferred Stock and Series B Founder Preferred Stock.

Series A Founder Preferred Stock

In connection with Landscape raising approximately $500.0 million before expenses through its initial placement of Ordinary Shares and Warrants in November 2017, the Company issued a total of 1,600,000 shares of Series A Founder Preferred Stock, no par value, to certain founders of Landscape, which were converted into 1,600,000 shares of Series A Founder Preferred Stock, par value $0.0001 per share (“Series A Founder Preferred Stock”) in connection with the Domestication. Each holder of Series A Founder Preferred Stock is entitled to a number of votes equal to the number of Class A Shares into which each share of Series A Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote. There is no restriction on the repurchase or redemption by the Company of the Series A Founder Preferred Stock. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of the Series A Founder Preferred Stock (and any other holders of preferred stock ranking on parity with the Series A Founder Preferred Stock) shall be entitled to receive the assets and funds of the Company available for distribution to its stockholders ratably with the holders of shares of Class A Common Stock in proportion to the number of shares of Class A Common Stock into which such shares of Series A Founder Preferred Stock could then be converted.

In addition to providing capital, the Series A Founder Preferred Stock was issued to have the effect of incentivizing the holders to achieve the Company’s objectives. As described below, they are structured to provide a return based on the future appreciation of the market value of the Class A Shares.

Upon the closing of the APW Acquisition and if the average price per Class A Share for any ten consecutive trading days is at least $11.50, a holder of Series A Founder Preferred Stock will be entitled to receive, when, as and if declared by the Company’s Board of Directors (the “Board”), and payable in preference and priority to the declaration or payment of any dividends on the Class A Shares or any other junior stock, a cumulative annual dividend. Such dividend will be payable in Class A Shares or cash, in the sole discretion of the Board. In the first year in which such dividend becomes payable, such dividend will be equal in value to (i) 20% of the increase in the market value of one Class A Share, being the difference between $10.00 per share and the average price per share, multiplied by (ii) such number of outstanding Class A Shares immediately following the APW Acquisition, which totaled 58,425,000 shares (“Preferred Share Dividend Equivalent”). Thereafter, the dividend will become payable only if the average price during any subsequent year is greater than the highest average price in any preceding year in which a dividend was paid in respect of the Series A Founder Preferred Stock and if declared by the Board. Such dividend will be equal in value to 20% of the increase in the average price over the highest average price in any preceding year multiplied by the Preferred Share Dividend Equivalent. In addition, the Series A Founder Preferred Stock will also participate in any dividends on the Class A Shares on an as-converted to Class A Shares basis. In addition, commencing on and after the closing of the APW Acquisition, should the Company declare and pay or set aside for payment a dividend on its Class A Shares, the Series A Founder Preferred Stock will also receive an amount equal to 20% of the dividend which would be distributable on such number of Class A Shares equal to the Preferred Share Dividend Equivalent.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

In accordance with ASC 718, the annual dividend amount, based on the market price of the Ordinary Shares, resulted in the dividend feature to be deemed compensatory to the Landscape founders receiving the shares and classified as a market condition award settled in shares. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the Founder Preferred Stock was then recognized upon the consummation of the APW Acquisition.  The fair value of the Series A Founder Preferred Stock, $85.5 million, was measured as of its issuance date using a Monte Carlo method which took into consideration different stock price paths. Of the $85.5 million fair value of the Series A Founder Preferred Stock, approximately $69.5 million was attributed to the fair value of the annual dividend amount, which represented the excess of the fair value of the Series A Founder Preferred Stock over the price paid by the founders for these shares and was recorded as share-based compensation expense in the accompanying consolidated statement of operations in the period from February 10, 2020 to December 31, 2020 (Successor).

The following assumptions were used when calculating the issuance date fair value:

Number of securities issued	1,600,000
Ordinary Share price upon initial public offering	$10.00
Founder Preferred Stock price	$10.00
Probability of winding-up	16.7%
Probability of an acquisition	83.3%
Time to an acquisition	1.5 years
Volatility (post-acquisition)	38.68%
Risk free interest rate	2.26%

Stock Dividend on Series A Founder Preferred Stock

Pursuant to the terms of the Series A Founder Preferred Stock, the holders of Series A Founder Preferred Stock became entitled to receive an annual dividend upon the Board’s declaration of such dividend and after the volume weighted average price of the Class A Common Stock was at or above $11.50 for the last ten consecutive trading days in 2020 (the “2020 Annual Dividend Amount”). The 2020 Annual Dividend Amount, which totaled $31,391, was computed based on 20% of the increase in the market value of one Class A Share, being the difference between the average of the volume weighted average Class A Share prices of the last ten trading days of 2020 of approximately $12.69 and $10.00 per share, multiplied by the number of Class A Shares outstanding immediately following the APW Acquisition. On February 1, 2021 the Board declared a stock dividend payment of 2,474,421 Class A Shares that was paid on February 4, 2021 to the holders of all the issued and outstanding shares of Series A Founder Preferred Stock as of the close of business on February 1, 2021.

The computed annual dividend amount for 2021 (the “2021 Annual Dividend Amount”) was $40,832 based on 20% of the difference between the volume weighted average price of the Class A Common Stock over the last ten consecutive trading days in 2021 of approximately $16.18 and $12.69 per share, which was the highest average price per share previously used in calculating an annual dividend amount. No dividend declaration has been made with respect to the 2021 Annual Dividend Amount.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

On the last day of the seventh full financial year of the Company after the Closing Date, i.e., December 31, 2027 (or if any such date is not a trading day, the first trading day immediately following such date), the Series B Founder Preferred Stock will automatically convert into Class B Shares on a one-for-one basis, as adjusted. A holder of Series B Founder Preferred Stock may require some or all of the holder’s Series B Founder Preferred Stock to be converted into an equal number of Class B Shares, as adjusted.

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

On May 11, 2021, the Company entered into an agreement to issue and sell an aggregate of 14,336,918 Class A Shares to certain institutional investors at a purchase price of $13.95 per Class A Share, for aggregate gross proceeds of $200.0 million. Total net offering proceeds to the Company were approximately $191.5 million after deducting placement agent fees and offering expenses. Additionally, the Company issued 120,670 Class A Shares on June 3, 2021 at a per share price of $15.59 in connection with an acquisition of a company, which had in-place Tenant Leases associated with owned wireless infrastructure assets that, upon their acquisition, were recorded in real property interests, net and intangible assets, net in the consolidated balance sheet.

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

Warrants

In connection with Landscape’s initial placement of Ordinary Shares, the Company issued 50,025,000 Warrants to the purchasers of both Ordinary Shares and Founder Preferred Stock (including the 25,000 Warrants that were issued to non-founder directors of Landscape for their fees). Each Warrant entitled a holder of a Warrant to purchase for cash one-third of a Class A Share upon exercise. Warrants were exercisable in multiples of three for one Class A Share at a price of $11.50 per whole Class A Share. As the Warrants were mandatorily redeemable by the Company at a price of $0.01 upon the average market price of a Class A Share exceeding $18.00 for 10 consecutive trading days, a mandatory redemption event occurred on November 22, 2021 with respect to all of the then outstanding Warrants. On December 17, 2021, the Company completed the mandatory redemption of approximately 0.8 million outstanding Warrants for $0.01 per Warrant. Prior to the redemption and during 2021, the Company had received approximately $188,683 of cash proceeds resulting from the cumulative exercises of approximately 49.2 million outstanding Warrants, resulting in the issuance of 16,407,182 shares of Class A Common Stock.

Noncontrolling Interest

Noncontrolling interests consist of limited liability company units of APW OpCo not owned by Radius and includes the following units issued by APW OpCo and further described below: Class B Common Units, Series A Rollover Profits Units and Series B Rollover Profits Units. As of December 31, 2021, the portion of APW OpCo not owned by Radius was approximately 5.6%, representing the noncontrolling interest.

Class B Common Units

The Class B Common Units are held in tandem with Class B Shares. A member of APW OpCo may redeem the Class B Common Units for cash or Class A Shares, at the option of the Company, subject to certain terms and conditions, including the surrender (for no consideration) by the redeeming holder of the Class B Shares held in tandem with the Class B Common Units being redeemed.

Series A Rollover Profits Units

The Series A Rollover Profits Units serve to provide anti-dilution protection to Class B Common Units from dividends issued to holders of Series A Founder Preferred Stock. Concurrently with any dividend to holders of Series A Founder Preferred Stock, APW OpCo is required to distribute to holders of Series A Rollover Profits Units corresponding distributions, which shall be made in either cash or Class B Common Units to the same extent as the distribution was made to the holders of the Series A Founder Preferred Stock. The Series A Rollover Profits Units are forfeited, subject to certain exceptions and limitations, upon the earlier of (i) the date of the conversion of all of the Series A Founder Preferred Stock into Class A Shares, (ii) the date on which there are no Series A Founder Preferred Stock outstanding, and (iii) the date on which the holder’s corresponding Class B Common Units are exchanged for shares of Class A Common Stock.

In connection with the 2020 Annual Dividend Amount, the Company’s payment of the stock dividend on the Series A Founder Preferred Stock in February 2021 resulted in a rollover distribution of 197,739 Class B Common Units to the holders of the Series A Rollover Profits Units. The computation of the 2021 Annual Dividend Amount associated with the Series A Founder Preferred Stock resulted in a corresponding computed rollover distribution amount to the holders of the Series A Rollover Profits Units totaling $2,233.

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

Subject to adjustment, the maximum number of shares of Company stock (either Class A Common Stock, Class B Common Stock, or Series B Founder Preferred Stock) that may be issued or paid under or with respect to all awards granted under the Equity Plan is 13,500,000, in the aggregate. Generally, awards will deliver Class A Shares, Class B Shares or Series B Founder Preferred Stock. Each Class B Share available under the Equity Plan may be granted only in tandem with units designated as “Series A LTIP Units” pursuant to the APW OpCo LLC Agreement or upon conversion of the Series B Founder Preferred Stock, and each share of Series B Founder Preferred Stock available under the Equity Plan may be granted only in tandem with units designated as “Series B LTIP Units” pursuant to the APW OpCo LLC Agreement. As of December 31, 2021, there were 2,514,446 share-based awards collectively available for grant under the Equity Plan.

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

A summary of the changes in the LTIP Units for the period from February 10, 2020 to December 31, 2020 (Successor) and for the year ended December 31, 2021 is presented below:

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

	Series A LTIP Units	Series B LTIP Units
Outstanding at February 10, 2020	—	—
Granted	5,400,000	1,386,033
Outstanding at December 31, 2020	5,400,000	1,386,033
Exercised	(60,000)	—
Outstanding at December 31, 2021	5,340,000	1,386,033
Exercisable at December 31, 2021	795,504	856,693

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

For the year ended December 31, 2021 and for the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized share-based compensation expense of $13,252 and $11,403, respectively, for LTIP Units. As of December 31, 2021, there was $28,834 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 2.9 years.

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

A summary of the changes in the Company’s nonvested restricted stock awards the period from February 10, 2020 to December 31, 2020 (Successor) and for the year ended December 31, 2021 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at February 10, 2020	—	$—
Granted	283,492	9.01
Forfeited	(22,063)	10.00
Nonvested at December 31, 2020	261,429	$8.92
Granted	48,492	$13.92
Vested	(214,629)	$(9.16)
Nonvested at December 31, 2021	95,292	$10.93

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

For the year ended December 31, 2021 and for the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized share-based compensation expense of $1,089 and $1,576, respectively, for restricted stock awards. As of December 31, 2021, there was $343 of total unrecognized compensation cost related to restricted stock awards granted as of December 31, 2021. The total cost is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

Expiring on the tenth anniversary following the grant date, each employee option award granted under the Equity Plan vests upon the completion of five years of service.

The following table summarizes the changes in the number of shares of Class A Common Stock underlying options for the period of February 10, 2020 to December 31, 2020 (Successor) and for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at February 10, 2020	125,000	$11.50
Granted	3,014,000	7.67
Forfeited	(326,000)	7.67
Outstanding at December 31, 2020	2,813,000	$7.84	$14,080
Granted	1,304,000	$15.50
Exercised	(25,500)	$7.64
Forfeited	(102,400)	$8.95
Outstanding at December 31, 2021	3,989,100	$10.32	$23,057
Exercisable at December 31, 2021	628,100	$8.44	$4,811

The weighted-average grant date fair values for employee stock options granted and the weighted-average assumptions used in the determinations thereof were as follows:

	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020
Weighted-average grant date fair value	$4.48	$1.63
Expected term	6.5 years	6.5 years
Expected volatility	26.2%	19.0%
Risk-free interest rate	1.1%	0.5%

For the year ended December 31, 2021 and for the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized share-based compensation expense of $1,461 and $591, respectively, for stock options granted to employees under the Equity Plan. As of December 31, 2021, there was $7,970 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 4.1 years.

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

14.	Basic and Diluted Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net loss per common share using the two-class method:

	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020
Numerator:
Net loss attributable to stockholders	$(64,895)	$(182,091)
Payment of stock dividend to holders of Founder's Preferred Stock	(31,391)	—
Adjustment for vested participating preferred stock	—	—
Net loss attributable to common shares	$(96,286)	$(182,091)
Denominator:
Weighted average shares outstanding - basic and diluted	71,083,353	58,425,000

Basic and diluted loss per common share	$(1.35)	$(3.12)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020
Series A Founder Preferred Stock	1,600,000	1,600,000
Warrants	—	16,675,000
Stock options	3,989,100	2,813,000
Restricted stock	95,292	261,429
LTIP Units	6,726,033	6,786,033
Convertible notes	11,693,192	—

15.	Geographic Data and Concentration

The following tables summarizes the revenues and total assets of the Company and its Predecessor in different geographic locations (geographic summary is based on the billing addresses of the related in‑place tenant):

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue by Country:
United States	$17,797	$14,880	$1,775
United Kingdom	24,036	17,126	1,927
Italy	25,913	5,572	373
Other foreign countries	35,863	25,345	2,761
Total	$103,609	$62,923	$6,836

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

	December 31, 2021	December 31, 2020
Total Assets by Country:
United States	$968,279	$561,992
United Kingdom	288,696	269,394
Italy	536,517	197,659
Other foreign countries	443,443	399,185
Total	$2,236,935	$1,428,230

Although the Company monitors the creditworthiness of its customers, the loss, consolidation or financial instability of, or network sharing among, any of its customers may materially decrease revenue. Revenue concentration of the Company and its Predecessor was with the following in‑place tenants:

	Successor		Predecessor
	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue by Company:
Telecom Italia	16%	2%	0%
American Tower	11%	13%	13%
Other (less than 10% individually)	73%	85%	87%
Total	100%	100%	100%

16.	Commitments and Contingencies

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

18.	COVID-19 Pandemic

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
19.	Subsequent Event

In December 2021, AP WIP ArcCo Investments, LLC (“ArcCo Investments”), a subsidiary of AP WIP Investments, entered into a subscription agreement (the “ArcCo Subscription Agreement”) providing for loans of up to €750 million. The ArcCo Subscription Agreement provides for funding to ArcCo Investments, the sole borrower thereunder, in the form of promissory certificates consisting of tranches in Euros, Pounds Sterling, and U.S. dollars.

The ArcCo Subscription Agreement contains certain financial condition and testing covenants (such as interest coverage and leverage limits) as well as restrictive and operating covenants relating to, among others, future indebtedness and liens and other material activities of AP WIP ArcCo Investments and its affiliates. Obligations under the Subscription Agreement are guaranteed by AP WIP Investments and secured by a debt service reserve account and escrow cash account of ArcCo Investments available for making of incremental asset acquisitions, as well as secured by direct equity interests and bank accounts of AP WIP ArcCo Investments and certain other subsidiaries.

In January 2022, ArcCo Investments borrowed €225 million ($257.5 million USD equivalent) of the amount available under the ArcCo Subscription Agreement. In connection with this borrowing, $5.0 million was funded to the debt service reserve account. The initial borrowing accrues interest at a fixed annual rate of approximately 3.2%, which will be payable quarterly and will mature in January 2030, at which time all outstanding principal amounts shall be repaid.