Form 10-Q
period 2022-03-31
Radius Global Infrastructure, Inc.
filed 2022-05-10
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:   001-39568

Radius Global Infrastructure, Inc.

(Exact name of registrant as speciﬁed in its charter)

Delaware	88-1807259
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identiﬁcation No.)
3 Bala Plaza East, Suite 502
Bala Cynwyd, Pennsylvania	19004
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2022, there were 92,733,191 shares of Class A Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” “will” or similar expressions, their negative or other variations or comparable terminology.

Forward-looking statements are based on current beliefs, assumptions and expectations based upon our historical performance and on our current plans, estimates and expectations in light of information available to us. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, publicly update or revise any forward-looking statements made herein after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. Actual results may differ materially from those set forth in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Certain important factors that we think could cause our actual results to differ materially from expected results are summarized below. Other factors besides those listed could also adversely affect us. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for management to predict all such risks and uncertainties or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Important factors that could cause our actual results to differ materially from those indicated in these statements include, but are not limited to:

•

the extent that wireless carriers (mobile network operators, or “MNOs”) or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure to a significant degree;

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

•	the fact that we have incurred a significant amount of debt and may in the future incur additional indebtedness;
•	the extent that the terms of our debt agreements limit our flexibility in operating our business;
•	the impact of the ongoing COVID-19 pandemic and the response thereto;
•	the extent that unfavorable capital markets environments impair our growth strategy, which requires access to new capital;

i

•	the adverse effect that increased market interest rates may have on our interest costs, the value of our assets and on the growth of our business;
•	the adverse effect that perceived health risks from radio frequency energy may have on the demand for wireless communication services;
•	our ability to protect and enforce our real property interests in, or contractual rights to, the revenue streams generated by leases on our communications sites;
•	the loss, consolidation or financial instability of any of our limited number of customers;
•	our ability to pay dividends or satisfy our financial obligations;
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

•	the other risks and uncertainties described under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

These risks included here are not exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report, in the “Risk Factors” section of the Annual Report, and in our other filings with the Securities and Exchange Commission. Other sections of this Quarterly Report describe additional factors that could adversely affect our business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

References in this Quarterly Report to “Radius,” the “Company,” “we,” “our,” or “us” mean Radius Global Infrastructure, Inc. together with its subsidiaries except where the context otherwise requires. Any capitalized terms not otherwise defined above have been defined elsewhere in this Quarterly Report.

ii

RADIUS GLOBAL INFRASTRUCTURE, INC.

PART I.	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$565,739	$456,146
Restricted cash	1,942	2,085
Trade receivables, net	9,747	7,933
Prepaid expenses and other current assets	21,546	20,685
Total current assets	598,974	486,849
Real property interests, net:
Right-of-use assets - finance leases, net	318,961	301,865
Telecom real property interests, net	1,222,573	1,174,186
Real property interests, net	1,541,534	1,476,051
Intangible assets, net	8,095	7,914
Property and equipment, net	1,085	1,789
Goodwill	80,509	80,509
Deferred tax asset	853	160
Restricted cash, long-term	224,579	173,962
Other long-term assets	7,090	9,701
Total assets	$2,462,719	$2,236,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,831	$36,995
Rent received in advance	28,241	24,485
Finance lease liabilities, current	12,656	10,567
Telecom real property interest liabilities, current	5,779	3,828
Total current liabilities	86,507	75,875
Finance lease liabilities	23,215	24,766
Telecom real property interest liabilities	9,779	12,884
Long-term debt, net of debt discount and deferred financing costs	1,492,993	1,272,225
Deferred tax liability	76,527	62,296
Other long-term liabilities	4,927	5,231
Total liabilities	1,693,948	1,453,277
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 92,731,191 and 92,159,612 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 12,657,689 and 11,551,769 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,043,420	1,038,740
Accumulated other comprehensive loss	(42,706)	(27,784)
Accumulated deficit	(282,569)	(278,132)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	718,154	732,833
Noncontrolling interest	50,617	50,825
Total liabilities and stockholders’ equity	$2,462,719	$2,236,935

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Revenue	$30,599	$22,172
Cost of service	841	295
Gross profit	29,758	21,877
Operating expenses:
Selling, general and administrative	22,687	15,389
Share-based compensation	4,592	4,103
Amortization and depreciation	18,751	14,080
Impairment - decommissions	765	687
Total operating expenses	46,795	34,259
Operating loss	(17,037)	(12,382)
Other income (expense):
Realized and unrealized gain on foreign currency debt	24,232	14,607
Interest expense, net	(16,098)	(8,987)
Other income (expense), net	1,092	(2,145)
Total other income (expense), net	9,226	3,475
Loss before income tax expense (benefit)	(7,811)	(8,907)
Income tax expense (benefit)	(3,166)	(722)
Net loss	(4,645)	(8,185)
Net loss attributable to noncontrolling interest	(208)	(606)
Net loss attributable to stockholders	(4,437)	(7,579)
Stock dividend payment to holders of Series A Founders Preferred Stock	—	(31,391)
Net loss attributable to common stockholders	$(4,437)	$(38,970)

Loss per common share:
Basic and diluted	$(0.05)	$(0.66)
Weighted average common shares outstanding:
Basic and diluted	92,104,971	59,479,707

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Net loss	$(4,645)	$(8,185)
Other comprehensive loss:
Foreign currency translation adjustment	(14,922)	(14,302)
Comprehensive loss	$(19,567)	$(22,487)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Three months ended March 31, 2022 and 2021

	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Shares		Class B Shares		Additional	Accumulated other			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	stockholders' equity
Balance at January 1, 2022	1,600,000	$-	1,386,033	$-	92,159,612	$9	11,551,769	$-	$1,038,740	$(27,784)	$(278,132)	$50,825	$783,658
Exercise of stock options	-	-	-	-	10,985	-	-	-	88	-	-	-	88
Share-based compensation	-	-	-	-	560,594	-	1,105,920	-	4,592	-	-	-	4,592
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(14,922)	-	-	(14,922)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,437)	(208)	(4,645)
Balance at March 31, 2022	1,600,000	$-	1,386,033	$-	92,731,191	$9	12,657,689	$-	$1,043,420	$(42,706)	$(282,569)	$50,617	$768,771

Balance at January 1, 2021	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$673,955	$15,768	$(213,237)	$55,582	$532,068
Stock dividend	-	-	-	-	2,474,421	-	197,739	-	-	-	-	-	—
Exercise of warrants	-	-	-	-	100	-	-	-	-	-	-	-	—
Exercise of stock options	-	-	-	-	2,600	-	-	-	-	-	-	-	—
Share-based compensation	-	-	-	-	309,921	-	-	-	4,103	-	-	-	4,103
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(14,302)	-	-	(14,302)
Net loss	-	-	-	-	-	-	-	-	-	-	(7,579)	(606)	(8,185)
Balance at March 31, 2021	1,600,000	$-	1,386,033	$-	61,212,042	$-	11,611,769	$-	$678,058	$1,466	$(220,816)	$54,976	$513,684

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash flows from operating activities:
Net loss	$(4,645)	$(8,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	18,751	14,080
Amortization of finance lease and telecom real property interest liabilities discount	367	317
Impairment – decommissions	765	687
Realized and unrealized gain on foreign currency debt	(24,232)	(14,607)
Amortization of debt discount and deferred financing costs	1,106	135
Provision for bad debt expense	98	(45)
Share-based compensation	4,592	4,103
Deferred income taxes	(3,986)	(1,909)
Change in assets and liabilities:
Trade receivables, net	(1,707)	(151)
Prepaid expenses and other assets	1,563	(1,878)
Accounts payable, accrued expenses and other long-term liabilities	(1,309)	4,084
Rent received in advance	3,978	3,969
Net cash provided by (used in) operating activities	(4,659)	600

Cash flows from investing activities:
Investments in real property interests and related intangible assets	(73,128)	(104,684)
Purchases of property and equipment	(195)	(328)
Net cash used in investing activities	(73,323)	(105,012)

Cash flows from financing activities:
Borrowings under debt agreements	256,203	93,940
Repayments of term loans and other debt	(1,804)	(54)
Debt issuance costs	(5,653)	(1,780)
Proceeds from exercises of stock options	88	—
Repayments of finance lease and telecom real property interest liabilities	(4,359)	(4,481)
Net cash provided by financing activities	244,475	87,625

Net change in cash and cash equivalents and restricted cash	166,493	(16,787)

Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	(6,426)	(1,927)

Cash and cash equivalents and restricted cash at beginning of period	632,193	215,448
Cash and cash equivalents and restricted cash at end of period	$792,260	$196,734

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$15,459	$9,502
Cash paid for income taxes	$150	$581

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” and/or the “Company”) is a holding company that, as of March 31, 2022, owned approximately 94% of APW OpCo LLC (“APW OpCo”), which is the parent of AP WIP Investments Holdings, LP (“AP Wireless”), one of the largest international aggregators of rental streams underlying wireless and other essential communications infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae or other communications infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower antennae or other real property related communications infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.
2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of Securities and Exchange Commission for interim reporting. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

3. Cash, Cash Equivalents and Restricted Cash

The Company is required to maintain cash collateral at certain financial institutions. These include amounts that are required to be held in escrow accounts, which, subject to certain conditions, are available to the Company under certain of its long-term debt agreements. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the condensed consolidated balance sheets. The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows is as follows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$565,739	$456,146
Restricted cash	1,942	2,085
Restricted cash, long term	224,579	173,962
Total cash and cash equivalents and restricted cash	$792,260	$632,193

4.	Real Property Interests

Real property interests, net consisted of the following:

	March 31, 2022	December 31, 2021
Right-of-use assets – finance leases	$339,882	$319,457
Telecom real property interests	1,320,185	1,257,373
	1,660,067	1,576,830
Less accumulated amortization:
Right-of-use assets - finance leases	(20,921)	(17,592)
Telecom real property interests	(97,612)	(83,187)
Real property interests, net	$1,541,534	$1,476,051

The Company’s real property interests typically consist of leasehold interests or fee simple interests, acquired either through an upfront payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets. The agreements that provide for the leasehold interests typically are easement agreements or similar arrangements, which provide the Company with certain beneficial rights, but not obligations, with respect to the underlying Tenant Leases. The beneficial rights acquired principally include the right to receive the rental income related to the lease with the in-place tenant, and in certain circumstances, additional rents. In most cases, the stated term of the leasehold interest is longer than the remaining term of the in-place Tenant Lease, which provides the Company with the right and opportunity for renewals and extensions. In cases in which the Company acquires a leasehold interest, the Company is both a lessor and a lessee. Although the Company has the rights under the acquired leasehold interests over the duration of the entire term, the underlying tenant, in most cases, can terminate their lease acquired by the Company within a short time frame (30 to 180 day notice) without penalty. Similarly, when the Company acquires a fee simple interest, the beneficial rights associated with the in-place Tenant Leases are acquired and the Company owns the property underlying or containing the telecommunication infrastructure assets.

The costs of acquiring a real property interest are recorded either as a right-of-use asset, if the arrangement is determined to be a lease at the inception of the agreement under Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), or as a telecom real property interest asset, if the acquisition meets the definition of an asset acquisition. Telecom real property interests and finance lease right of use assets are stated at cost less accumulated amortization, and amortization is computed using the straight-line method over their estimated useful lives. Finance lease right-of-use assets are amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement.

Right-Of-Use Assets – Finance Leases and Related Liabilities

For a real property interest arrangement determined to be a lease, the Company records a right-of-use asset and a lease liability. The weighted-average remaining lease term for leases classified as finance leases was 40.1 years as of March 31, 2022 and December 31, 2021. The Company recorded finance lease expense and interest expense associated with finance lease liabilities in the condensed consolidated statements of operations as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Finance lease expense	$3,598	$2,391
Interest expense – lease liability	$256	$185

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate was 4.1% and 3.9% as of March 31, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$136	$62
Financing cash flows from finance leases	$3,170	$2,632
Finance lease liabilities arising from obtaining right-of-use assets	$3,565	$3,659

Telecom Real Property Interests and Related Liabilities

For acquisitions of real property interests accounted for under the acquisition method of accounting, the recorded amount of the telecom real property interest asset represents allocation of the purchase price based on the contractual cash flows associated with the Tenant Lease, including rights and opportunities for renewals thereof.

Under certain circumstances, the contractual payments for the acquired telecom real property interests are made to property owners on a noninterest-bearing basis over a specified period of time. Included in telecom real property interest liabilities in the condensed consolidated balance sheets, the liabilities associated with telecom real property interests were initially measured at the present value of the unpaid payments.

For telecom real property interests, amortization expense was $14,545 and $11,199 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2022	$48,100
2023	63,579
2024	63,579
2025	63,052
2026	63,052
Thereafter	921,211
$1,222,573

Maturities of finance lease liabilities and telecom real property interest liabilities as of March 31, 2022 were as follows:

	Finance Lease	Telecom Real Property Interest
Remainder of 2022	$8,311	$2,569
2023	12,213	8,576
2024	6,486	3,730
2025	4,296	402
2026	3,126	368
Thereafter	4,191	558
Total lease payments	38,623	16,203
Less amounts representing future interest	(2,752)	(645)
Total liability	35,871	15,558
Less current portion	(12,656)	(5,779)
Non-current liability	$23,215	$9,779

As of March 31, 2022, the weighted-average remaining contractual payment term for finance leases was 3.3 years.

5.	Intangible Assets

Intangible assets subject to amortization consisted of the following:

	March 31, 2022	December 31, 2021
In-place lease intangible asset
Gross carrying amount	$10,795	$10,295
Less accumulated amortization:	(2,700)	(2,381)
Intangible assets, net	$8,095	$7,914

Amortization expense was $355 and $309 for the three months ended March 31, 2022 and 2021, respectively. The Company reviewed the portfolio of real property interests and intangible assets for impairment, in which the Company identified wireless communication sites for which impairment charges were recorded in Impairment – decommissions in the condensed consolidated statements of operations.

As of March 31, 2022, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2022	$1,002
2023	1,166
2024	1,009
2025	869
2026	761
Thereafter	3,288
$8,095

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Interest payable	$8,965	$8,805
Accrued liabilities	1,082	923
Taxes payable	15,140	11,980
Payroll and related withholdings	4,740	7,961
Accounts payable	3,787	1,891
Professional fees accrued	3,812	3,428
Current portion of operating lease liabilities	877	850
Other	1,428	1,157
Total accounts payable and accrued expenses	$39,831	$36,995

7.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	March 31, 2022	December 31, 2021
DWIP Loan Agreement	$102,600	$102,600
Facility Agreement	663,789	681,747
DWIP II Loan Agreement	75,000	75,000
Subscription Agreement	165,731	169,119
Convertible Notes	264,500	264,500
ArcCo Subscription Agreement	249,652	—
Other debt	847	2,565
Less: unamortized debt discount and financing fees	(29,126)	(23,306)
Debt, carrying amount	$1,492,993	$1,272,225

ArcCo Subscription Agreement

In December 2021, AP WIP ArcCo Investments, LLC (“ArcCo Investments”), a subsidiary of AP Wireless, entered into a subscription agreement (the “ArcCo Subscription Agreement”) providing for loans of up to €750,000. The ArcCo Subscription Agreement provides for funding to ArcCo Investments, the sole borrower thereunder, in the form of promissory certificates consisting of tranches in Euros, Pound Sterling, and U.S. Dollars.

The ArcCo Subscription Agreement contains certain financial condition and testing covenants (such as interest coverage and leverage limits) as well as restrictive and operating covenants relating to, among others, future indebtedness and liens and other material activities of ArcCo Investments and its affiliates. Obligations under the Subscription Agreement are guaranteed by AP WIP Investments, LLC (“AP WIP Investments”), a subsidiary of AP Wireless, and secured by a debt service reserve account and escrow cash account of ArcCo Investments available for making of incremental asset acquisitions, as well as secured by direct equity interests and bank accounts of ArcCo Investments and certain other subsidiaries.

In January 2022, ArcCo Investments borrowed €225,000 ($257,490 USD equivalent) of the amount available under the ArcCo Subscription Agreement. Net of an issue discount of approximately $1,287, the funded amount of the borrowing under the ArcCo Subscription Agreement was approximately $256,203. In connection with this borrowing, $5,000 was funded to the debt service reserve account. The initial borrowing accrues interest at a fixed annual rate of approximately 3.2%, which will be payable quarterly and is scheduled to mature in January 2030, at which time all outstanding principal amounts shall be repaid.

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

Prior to the close of business on the business day immediately preceding March 15, 2026, the Convertible Notes will be convertible at the option of the holders only under certain conditions and during certain periods. On or after March 15, 2026, until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Notes, at their option, at the conversion rate then in effect, irrespective of these conditions. At the date of issuance, the conversion rate for the Convertible Notes was 44.2087 shares of Class A Common Stock per one thousand dollars principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $22.62 per share of Class A Common Stock).

DWIP Loan Agreement

A subsidiary of the Company, AP WIP Holdings, LLC (“DWIP”), is the sole borrower under a loan agreement (the “DWIP Loan Agreement”) that provided funding for the Company’s U.S. operations in U.S. Dollars. The outstanding principal balance was scheduled to mature in October 2023, though a portion or all of the principal balance can be repaid prior to the maturity date in an amount that also would include a prepayment premium of up to 1.0%. Borrowing under the DWIP Loan Agreement bear interest at a fixed rate of 4.25%. Under the DWIP Loan Agreement, escrow and collection account balances are required to be maintained and each are included in restricted cash in the condensed consolidated balance sheets.

In April 2022, DWIP entered into a subscription agreement (the “DWIP Subscription Agreement”) providing for the issuance of promissory certificates of up to $165,000. The monthly fixed coupon rate under the DWIP Subscription Agreement is approximately 3.6% per annum. In connection with entering into the DWIP Subscription Agreement, DWIP borrowed $165,000, using $102,600 to repay the outstanding obligation under the DWIP Loan Agreement plus the prepayment premium of 1% due thereunder. Borrowings under the DWIP Subscription Agreement are scheduled to mature in April 2027.

Facility Agreement (up to £1,000,000)

A subsidiary of the Company, AP WIP International Holdings, LLC (“IWIP”), is the sole borrower under a facility agreement (the “Facility Agreement”) that provides for up to £1,000,000 of borrowings with an initial 10-year term. The Facility Agreement is uncommitted and has the objective of issuing notes that may be denominated in U.S. Dollars, Pound Sterling, Euros, Australian Dollars, or Canadian Dollars. Under the Facility Agreement, debt service reserve and escrow cash account balances are required to be maintained and each are included in restricted cash in the condensed consolidated balance sheets.

Through March 31, 2022, cumulative IWIP borrowings under the Facility Agreement consisted of €327,150 and £228,700 that accrue interest at annual rates ranging from 2.8% to 4.5%. Outstanding principal amounts due under the Facility Agreement as of March 31, 2022 totaling $356,116, $155,555 and $152,118 are scheduled to mature in October 2027, August 2030 and October 2031, respectively. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

DWIP II Loan Agreement

AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, is the sole borrower under a junior loan agreement (the “DWIP II Loan Agreement”). Borrowings under the DWIP II Loan Agreement bear interest at 6.0% and are scheduled to mature in April 2023.

Subscription Agreement (up to £250,000)

AP WIP Investments Borrower, LLC, a subsidiary of AP WIP Investments, is the borrower under a subscription agreement (the “Subscription Agreement”) that provides for funding up to £250,000 in the form of nine-year term junior loans consisting of tranches available in Euros, Pound Sterling and U.S. Dollars, and requires a portion of the funding to be held in a debt service reserve account, which is presented in restricted cash in the condensed consolidated balance sheets.

Through March 31, 2022, cumulative borrowings under the Subscription Agreement consisted of fixed and variable rate interest-only notes totaling €105,000 and €40,000, respectively. As of March 31, 2022, borrowings under the Subscription Agreement bear cash-pay interest at rates ranging from 3.8% to 4.25% plus payment-in-kind interest at rates ranging from 1.75% to 2.0% and are scheduled to mature in November 2028. Interest payable in cash is paid quarterly, whereas payment-in-kind interest accrues to the principal balance and is payable upon repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee.

Interest Rate Cap Agreement

Interest on the variable rate borrowing under the Subscription Agreement is based on the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 3.75%. The Company is a party to an interest rate cap agreement, which has a notional amount of €40,000 and terminates in March 2026. The interest rate cap is intended to limit the exposure to increasing interest rates on the variable rate borrowing under our Subscription Agreement in the event that the three-month EURIBOR exceeds 0.25%. The interest rate cap is a derivative financial instrument and was not designated as an effective hedge under ASC Topic 815, Derivatives and Hedging. Accordingly, changes in the fair value of the interest rate cap were recognized in Other income (expense), net in the condensed consolidated statement of operations, which was a gain of $1,074 for the three months ended March 31, 2022, and a derivative asset of $1,601 was recorded at fair value in Other long-term assets in the condensed consolidated balance sheet as of March 31, 2022.

The fair value of the interest rate cap was determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the cap and incorporated credit valuation adjustments to appropriately reflect the risk of non-performance. The variable interest rates used in the calculation of projected receipts on the cap were based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The primary inputs to the valuation technique used to measure fair value were ranked, according to their market price observability under the fair value hierarchy, as Level 2 inputs.

Debt Discount and Financing Costs

In connection with the borrowings made under the ArcCo Subscription Agreement in January 2022, deferred financing fees were incurred totaling $5,095, and a discount of $1,287 was recorded. Amortization of debt discount and deferred financing costs, included in interest expense, net in the condensed consolidated statements of operations, was $1,106 and $135 for the three months ended March 31, 2022 and 2021, respectively.

8.	Income Taxes

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

Income tax expense (benefit) was a benefit of $(3,166) and $(722) for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, the effective tax rate was 40.5%, compared to 8.1% for the three months ended March 31, 2021. For the three months ended March 31, 2022, the Company’s recorded income tax expense (benefit) in relation to its pre-tax loss was higher than an amount that would result from applying the applicable statutory tax rates to such loss, primarily due to effectively settling a tax position with a taxing jurisdiction that resulted in a $1,202 reduction in the Company’s liability for unrecognized income tax benefits and a corresponding benefit in income tax expense (benefit).
9.	Stockholders’ Equity

Common Stock

Each holder of Class A Common Stock is entitled to one vote per share on all matters and is entitled to ratably receive dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Company’s Board of Directors (the “Board”) from time to time out of assets or funds of the Company legally available. Each holder of the Company’s Class B Common Stock is entitled to one vote per share together as a single class with Class A Common Stock. Shares of Class B Common Stock are deemed to be non-economic interests.

Series A Founder Preferred Stock

As of March 31, 2022, all shares of the Company’s Series A Founder Preferred Stock were held by certain of its founders. Each holder of Series A Founder Preferred Stock is entitled to a number of votes equal to the number of shares of Class A Common Stock into which each share of Series A Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

Stock Dividend on Series A Founder Preferred Stock

In February 2021, the Board declared and paid a stock dividend payment of 2,474,421 shares of Class A Common Stock to the holders of all the issued and outstanding shares of Series A Founder Preferred Stock. Pursuant to the terms of the Series A Founder Preferred Stock, the holders became entitled to receive an annual dividend upon the Board’s declaration of such dividend and after the volume weighted average price of the Company’s Class A Common Stock was at or above $11.50 for ten consecutive trading days in 2020. The annual dividend amount for 2020, which totaled $31,391, was computed based on 20% of the increase in the market value of one share of Class A Common Stock, being the difference between the average of the volume weighted-average Class A Common Stock prices of the last ten trading days of 2020 of approximately $12.69 and $10.00 per share, multiplied by 58,425,000, which was the number of shares of Class A Common Stock outstanding as of February 10, 2020.

The computed annual dividend amount for 2021 (the “2021 Annual Dividend Amount”) was $40,832 based on 20% of the difference between the volume weighted average price of the Class A Common Stock over the last ten consecutive trading days in 2021 of approximately $16.18 and $12.69 per share, which was the highest average price per share previously used in calculating an annual dividend amount. With respect to the 2021 Annual Dividend Amount, on May 6, 2022, the Board declared a stock dividend payment of 2,523,472 shares of Class A Common Stock to be paid on or about May 13, 2022.

Concurrently with the dividend payment of Class A Common Stock, rollover distributions of APW OpCo Class B Common Units, which are held in tandem with the shares of Class B Common Stock, will be made to the holders of the Series A Rollover Profits Units of APW OpCo. Accordingly, the Company will issue in the aggregate 138,005 shares of the Company’s Class B Common Stock to the holders of the Series A Rollover Profits Units of APW OpCo concurrent with the stock dividend payment.

Series B Founder Preferred Stock

As of March 31, 2022, all shares of the Company’s Series B Founder Preferred Stock were held by certain executive officers and such shares were issued in tandem with LTIP Units (as defined in Note 10). Each holder of Series B Founder Preferred Stock is entitled to a number of votes equal to the number of shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, into which each share of Series B Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

Noncontrolling Interest

As of March 31, 2022, noncontrolling interests consisted of limited liability company units of APW OpCo not owned by Radius. As of March 31, 2022, the portion of APW OpCo not owned by Radius was approximately 5.6%, representing the noncontrolling interest.
10.	Share-Based Compensation

Under the Company’s 2020 Equity Incentive Plan (the “Equity Plan”), the Compensation Committee of the Board is authorized to grant awards of stock options, stock appreciation rights, restricted stock, stock units, other equity-based awards and cash incentive awards that may be subject to a combination of time and performance-based vesting conditions. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognizes share-based compensation expense over the requisite service period of the awards (usually the vesting period) based on the grant date fair value of awards. For share-based compensation awards with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved.

Subject to adjustment, the maximum number of shares of Company stock (either Class A Common Stock, Class B Common Stock, or Series B Founder Preferred Stock) that may be issued or paid under or with respect to all awards granted under the Equity Plan is 13,500,000, in the aggregate. Generally, awards will deliver shares of Class A Common Stock, Class B Common Stock or Series B Founder Preferred Stock. As of March 31, 2022, there were approximately 535,432 share-based awards collectively available for grant under the Equity Plan.

Long-Term Incentive Plan Units (LTIP Units)

In February 2020, the executive officers of the Company received initial awards (each, an “Initial Award”) of Series A LTIP Units and Series B LTIP Units (together with the Series C LTIP Units, the “LTIP Units”) and, in tandem with such LTIP Units, an equal number of shares of Class B Common Stock and/or shares of Series B Founder Preferred Stock, respectively. In February 2022, the Company granted the executive officers awards of additional LTIP Units (each, a “2022 LTIP Award”), consisting of Series C LTIP Units and, in tandem with such LTIP Units, an equal number of shares of Class B Common Stock.

The Initial Awards consisted of (i) 3,376,076 time-vesting Series A LTIP Units that either vest over a three-year or five-year service period following the grant date, (ii) 2,023,924 performance-based Series A LTIP Units that are subject to both time and performance vesting conditions, the latter condition based on the attainment of certain common share price hurdles over seven years, and (iii) 1,386,033 Series B LTIP Units that contain only a performance-based vesting condition based on the attainment of certain common share price hurdles over nine years. The 2022 LTIP Awards consisted of (i) 276,481 time-vesting Series C LTIP Units that vest over a three-year service period following the grant date, and (ii) 829,439 performance-based Series C LTIP Units that are subject to both time and two equally-weighted performance vesting conditions, the latter conditions based on the attainment of the following conditions over the three-year period ending December 31, 2024. These conditions are a) certain Company common share price returns relative to equity returns of certain peer publicly-traded companies and a specified equity index (the “Market Condition”); and b) certain growth targets in the Company’s annualized in-place rents metric (the “AIPR Growth Condition”). Vesting of the performance-based Series C LTIP Units also is contingent on the recipient’s completion of service over a three-year period beginning on the grant date.

A summary of the changes in the LTIP Units for the three months ended March 31, 2022 is presented below:

	Series A LTIP Units	Series B LTIP Units	Series C LTIP Units
Outstanding at December 31, 2021	5,340,000	1,386,033	—
Granted	—	—	1,105,920
Exercised	—	—	—
Outstanding at March 31, 2022	5,340,000	1,386,033	1,105,920
Vested at March 31, 2022	1,651,007	856,693	—

As of March 31, 2022, all awards of Series C LTIP Units are expected to vest. The fair value of each time-vesting Series C LTIP Unit and each Series C LTIP Unit vesting on the attainment of the AIPR Growth Condition was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.01 per share. For each Market Condition Series C LTIP Unit, fair value was measured as of its grant date using a Monte Carlo method which took into consideration different stock price paths. The weighted-average grant date fair values for each Market Condition Series C LTIP Unit and the assumptions used in the determinations thereof were as follows:

Market Condition Series C LTIP Units
Weighted-average grant date fair value	$7.49
Expected term	3.0 years
Expected volatility	33.0%
Risk-free interest rate	1.8%

For the three months ended March 31, 2022 and 2021, the Company recognized share-based compensation expense of $3,685 and $3,313, respectively, in the aggregate for all grants of LTIP Units. As of March 31, 2022, there was $37,248 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock

Restricted stock awards granted under the Equity Plan generally are non-transferable until vesting of each award is complete. Each restricted stock award granted under the Equity Plan grants the recipient one share of Class A Common Stock at no cost to the recipient, subject to the terms and conditions of the Equity Plan and associated award agreement. Except for performance-vesting restricted stock awards granted in February 2022 (“Performance RSAs”), vesting of restricted stock awards granted under the Equity Plan is contingent upon the recipient’s completion of service, which ranges from one to five years beginning on the grant date.

The Performance RSAs consisted of (i) 133,308 shares of Class A Common Stock that are subject to both time and two equally-weighted performance vesting conditions, the latter conditions based on the attainment of the following conditions over the three-year period ending December 31, 2024: a.) the Market Condition; and b.) the AIPR Growth Condition and (ii) 100,000 shares of Class A Common Stock that are subject to both time and performance vesting conditions, the latter condition based solely on the attainment of growth in certain annualized in-place rents of the Company over the five-year period ending December 31, 2026. Vesting of the Performance RSAs also is contingent on the recipient’s completion of service over a period of three or five years beginning on the grant date.

A summary of the changes in the Company’s nonvested restricted stock awards for the three months ended March 31, 2022 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2021	95,292	$10.93
Granted	560,594	$12.51
Vested	(62,692)	$(12.54)
Forfeited	—	—
Nonvested at March 31, 2022	593,194	$12.25

As of March 31, 2022, all Performance RSAs are expected to vest. The fair value of each Performance RSA vesting on the attainment of annualized in-place rent criteria was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.01 per share. For each Market Condition Performance RSA, fair value was measured as of its grant date using a Monte Carlo method which took into consideration different stock price paths. The weighted-average grant date fair values for each Market Condition Performance RSA and the assumptions used in the determinations thereof were as follows:

Market Condition Restricted Stock Awards
Weighted-average grant date fair value	$7.49
Expected term	3.0 years
Expected volatility	33.0%
Risk-free interest rate	1.8%

For the three months ended March 31, 2022 and 2021, the Company recognized share-based compensation expense for restricted stock awards of $367 and $496, respectively. As of March 31, 2022, there was $6,987 of total unrecognized compensation cost related to restricted stock awards granted as of March 31, 2022. The total cost is expected to be recognized over a weighted-average period of 3.6 years.

Stock Options

The following table summarizes the changes in the number of common shares underlying options for the three months ended March 31, 2022:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2021	3,989,100	$10.32
Granted	330,000	$13.32
Exercised	(10,985)	$8.14
Forfeited	(17,500)	$15.36
Outstanding at March 31, 2022	4,290,615	$10.54
Exercisable at March 31, 2022	1,190,815	$8.57

Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. For stock options granted during the three months ended March 31, 2022, the weighted-average grant date fair values for employee stock options and the weighted-average assumptions used in the determinations thereof were as follows:

Three months ended March 31, 2022
Weighted-average grant date fair value	$4.14
Expected term	6.5 years
Expected volatility	26.4%
Risk-free interest rate	1.9%

For the three months ended March 31, 2022 and 2021, the Company recognized share-based compensation expense of $540 and $294, respectively, for stock options granted to employees. As of March 31, 2022, there was $8,707 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 4.0 years.

11.	Basic and Diluted Income (Loss) per Common Share

Diluted earnings (loss) per common share is calculated by dividing the net income allocable to common stockholders of Radius by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock. For all periods presented with a net loss, the effects of any incremental potential common shares have been excluded from the calculation of loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share were the same for periods with a net loss attributable to common stockholders of Radius. The following table sets forth the computation of basic and diluted net loss per common share:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Numerator:
Net loss attributable to stockholders	$(4,437)	$(7,579)
Stock dividend payment to holders of Series A Founder Preferred Stock	—	(31,391)
Net loss attributable to common stockholders	$(4,437)	$(38,970)
Denominator:
Weighted average common shares outstanding - basic and diluted	92,104,971	59,479,707

Basic and diluted loss per common share	$(0.05)	$(0.66)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three months ended March 31, 2022	Three months ended March 31, 2021
Shares of Series A Founder Preferred Stock	1,600,000	1,600,000
Warrants	—	16,674,700
Stock options	4,290,615	3,326,900
Restricted stock	593,194	95,292
LTIP Units	7,831,953	6,786,033
Convertible Notes	11,693,192	—

12.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2022. This discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report and the Annual Report.

Overview

We are a holding company with no material assets other than our limited liability company interests in APW OpCo LLC (“APW OpCo”), the parent of AP WIP Investments Holdings, LP (“AP Wireless”) and its consolidated subsidiaries. We were incorporated as Landscape Acquisition Holdings Limited (“Landscape”) on November 1, 2017 and were formed to undertake an acquisition of a target company or business.

On February 10, 2020 (the “Closing Date”), we acquired a 91.8% interest in APW OpCo through a merger of one of Landscape’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the acquisition, the remaining 8.2% interest in APW OpCo was owned by certain Radius executive officers and members of APW OpCo who chose to roll over their investments in AP Wireless as of the Closing Date. Certain securities of APW OpCo issued and outstanding are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for shares of our Class A Common Stock. Assuming all APW OpCo securities had vested and no securities had been exchanged for Class A Common Stock, we would have owned approximately 87% of APW OpCo as of March 31, 2022.

AP Wireless and its subsidiaries continue to exist as separate subsidiaries of Radius and those entities are separately financed, with each having debt obligations that are not obligations of Radius. For a discussion of our material debt obligations, see “—Contractual Obligations and Material Cash Requirements” below.

AP Wireless

AP Wireless is one of the largest international aggregators of rental streams underlying wireless and other critical digital infrastructure sites through the acquisition of telecom real property interests and contractual rights. AP Wireless typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae, or other digital infrastructure asset (each such lease, a “Tenant Lease”). Typically, AP Wireless acquires the rental stream by way of a purchase of a real property interest underlying or containing the wireless tower, antennae or other digital infrastructure asset, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides AP Wireless the right to receive the rents from the Tenant Lease. In addition, AP Wireless purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right. As of March 31, 2022 and December 31, 2021, we had interests, respectively, in 8,330 and 8,186 leases that generate rents for us. These leases related to properties that were situated, respectively, on 6,349 and 6,211 different communications sites, throughout the U.S. and 20 other countries. Revenue was $30.6 million and $22.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, annualized in-place rents were approximately $125.4 million and $117.9 million, respectively. For a definition of annualized in-place rents and a comparison to revenue, the most directly comparable financial measure recorded in accordance with generally accepted accounting principles in the U.S. (“GAAP”), see “—Non-GAAP Financial Measures” below.

AP Wireless’s primary objectives are to acquire, aggregate and hold underlying real property interests and revenue streams critical for wireless and other digital communications. AP Wireless purchases the right to receive future rental payments generated pursuant to an existing Tenant Lease between a property owner and an owner of a wireless tower, antennae or other essential communications infrastructure either through an up-front payment or on an installment basis from landowners who have leased their property to companies that own telecommunications infrastructure assets. The real property interests (other than fee simple interests which are perpetual) typically have stated terms of 30 to 99 years, although some are shorter, and provide AP Wireless with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. In most cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides AP Wireless with the right and opportunity for renewals and extensions. In addition to real property rights, AP Wireless acquires contractual rights by way of an assignment of rents. The rent assignment is a contractual obligation pursuant to which the property owner assigns to AP Wireless its right to receive all communications rents relating to the property, including rents arising under the Tenant Lease. A rent assignment relates only to an existing Tenant Lease and therefore would not provide AP Wireless the ability automatically to benefit from lease renewals beyond those provided for in the existing Tenant Lease. However, in these cases, AP Wireless either limits the purchase price of the asset to the term of the current Tenant Lease or obtains the ability to negotiate future leases and a contractual obligation from the property owner to assign rental streams from future Tenant Lease renewals.

AP Wireless’s primary long-term objective is to continue to grow its business organically, through annual rent escalators, the addition of new tenants and/or lease modifications, and acquisitively, as it has done in recent years, and fully take advantage of the established asset management platform it has created.

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

The extent to which COVID-19 will ultimately impact our results of operations and financial condition as well as the financial condition of our tenants will depend on numerous evolving factors that we cannot predict. These impacts, individually or collectively, could have a material adverse impact on our results of operations and financial condition as the pandemic continues. For a discussion of the risks posed to our business by the COVID-19 pandemic, see Part I, Item 1A of the Annual Report.

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

Additionally, we have debt facilities denominated in Euros and Pound Sterling. Movement to the exchange rates for the Euro and Pound Sterling will impact the amount of our reported interest expense.

Interest Rate Fluctuations

Changes in global interest rates may have an impact on the acquisition price of real property interests. Changes to the acquisition price can impact our ability to deploy capital at targeted returns. Historically, we have limited interest rate risk on debt instruments primarily through long-term debt with fixed interest rates.

Competition

We face varying levels of competition in the acquisition of assets in each operating country. Some competitors are larger and include public companies with greater access to capital and scale of operations than we do. Competition can drive up the acquisition price of real property interests, which would have an impact on the amount of revenue acquired on an annual basis.

Network Consolidation

Most of our Tenant Leases associated with our acquired assets permit the tenant to cancel the lease at any time with limited prior notices. Generally, such lease terminations are permitted with only 30 to 180 days’ notice from the tenant. The risk of termination is greater upon network sharing or a network consolidation and merger between two MNOs.

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

Realized and unrealized gain (loss) on foreign currency debt

Our debt facilities are denominated in Euros, Pound Sterling and U.S. Dollars, with U.S. Dollars being our functional currency. Obligation balances denominated in Euros and Pound Sterling are translated to U.S. Dollars in the balance sheet date and any resulting remeasurement adjustments are reported in our condensed consolidated statement of operations as a gain (loss) on foreign currency debt.

Interest expense, net

Interest expense primarily includes interest due under our debt agreements and amortization of deferred financing costs and debt discounts, net of interest earned on invested cash.

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 8,330 and 8,186 leases as of March 31, 2022 and December 31, 2021, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 6,349 and 6,211 sites as of March 31, 2022 and December 31, 2021, respectively.

Non-GAAP Financial Measures

We use certain additional financial measures not defined by GAAP that provide supplemental information we believe is useful to analysts and investors to evaluate our financial performance and ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These non-GAAP measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA is defined as net income (loss) before net interest expense, income tax expense (benefit), and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and further adjusting for non-cash impairment—decommissions expense, realized and unrealized gains and losses on foreign currency debt, realized and unrealized foreign exchange gains/losses associated with non-debt transactions and balances denominated in a currency other than the functional currency, share-based compensation expense and transaction-related costs recorded in selling, general and administrative expenses incurred for incremental business acquisition pursuits (successful and unsuccessful) and related financing and integration activities. Management believes the presentation of EBITDA and Adjusted EBITDA provides valuable additional information for users of the financial statements in assessing our financial condition and results of operations. Each of EBITDA and Adjusted EBITDA has important limitations as analytical tools because they exclude some, but not all, items that affect net income, therefore the calculation of these financial measures may be different from the calculations used by other companies and comparability may therefore be limited. You should not consider EBITDA, Adjusted EBITDA or any of our other non-GAAP financial measures as an alternative or substitute for our results.

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
(unaudited)
Net loss	$(4,645)	$(8,185)
Amortization and depreciation	18,751	14,080
Interest expense, net	16,098	8,987
Income tax expense (benefit)	(3,166)	(722)
EBITDA	27,038	14,160
Impairment—decommissions	765	687
Realized/unrealized gain on foreign currency debt	(24,232)	(14,607)
Share-based compensation expense	4,592	4,103
Non-cash foreign currency adjustments	405	2,093
Transaction-related costs	140	—
Adjusted EBITDA	$8,708	$6,436

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

The following is a reconciliation of Acquisition Capex to the amounts included as an investing cash flow in the condensed consolidated statements of cash flows for investments in real property interests and related intangible assets, the most comparable GAAP measure, which generally represents up-front payments made in connection the acquisition of these assets during the period. The primary adjustment to the comparable GAAP measure is “committed contractual payments for investments in real property interests and intangible assets,” which represents the total amount of future payments that we were contractually committed to make in connection with our acquisitions of real property interests and intangible assets that occurred during the period. Additionally, foreign exchange translation adjustments impact the determination of Acquisition Capex.

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
(unaudited)
Investments in real property interests and related intangible assets	$73,128	$104,684
Committed contractual payments for investments in real property interests and intangible assets	4,123	4,511
Foreign exchange translation impacts and other	(2,614)	(1,397)
Acquisition Capex	$74,637	$107,798

Annualized In-Place Rents

Annualized in-place rents is a non-GAAP measure that measures performance based on annualized contractual revenue from the rents expected to be collected on leases owned and acquired (“in place”) as of the measurement date. Annualized in-place rents is calculated using the implied monthly revenue from all revenue producing leases that are in place as of the measurement date multiplied by twelve. Implied monthly revenue for each lease is calculated based on the most recent rental payment under such lease. Management believes the presentation of annualized in-place rents provides valuable additional information for users of the financial statements in assessing our financial performance and growth. In particular, management believes the presentation of annualized in-place rents provides a measurement at the applicable point of time as opposed to revenue, which is recorded in the applicable period on revenue-producing assets in place as they are acquired. Annualized in-place rents has important limitations as an analytical tool because it is calculated at a particular moment in time, the measurement date, but implies an annualized amount of contractual revenue. As a result, following the measurement date, among other things, the underlying leases used in calculating the annualized in-place rents financial measure may be terminated, new leases may be acquired, or the contractual rents payable under such leases may not be collected. In these respects, among others, annualized in-place rents differs from “revenue,” which is the closest comparable GAAP measure and which represents all revenues (contractual or otherwise) earned over the applicable period. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease. You should not consider annualized in-place rents or any of the other non-GAAP measures we utilize as an alternative or substitute for our results. The following is a comparison of annualized in-place rents to revenue, the most comparable GAAP measure:

(in thousands)	Three months ended March 31, 2022	Year ended December 31, 2021
Revenue for year ended December 31		$103,609
Annualized in-place rents as of December 31		$117,924
Annualized in-place rents as of March 31	$125,363

Comparison of the results of operations for the three months ended March 31, 2022 and March 31, 2021

Our selected financial information for the three months ended March 31, 2022 and 2021 set forth below has been extracted without material adjustment from our unaudited condensed consolidated financial information included elsewhere in this Quarterly Report.

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Condensed Consolidated Statements of Operations Data
Revenue	$30,599	$22,172
Cost of service	841	295
Gross profit	29,758	21,877
Selling, general and administrative	22,687	15,389
Share-based compensation	4,592	4,103
Amortization and depreciation	18,751	14,080
Impairment—decommissions	765	687
Operating loss	(17,037)	(12,382)
Realized and unrealized gain on foreign currency debt	24,232	14,607
Interest expense, net	(16,098)	(8,987)
Other income (expense), net	1,092	(2,145)
Loss before income taxes	(7,811)	(8,907)
Income tax expense (benefit)	(3,166)	(722)
Net loss	$(4,645)	$(8,185)

Revenue

Revenue was $30.6 million for the three months ended March 31, 2022, compared to $22.2 million for the three months ended March 31, 2021. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental revenue of $9.2 million was generated in the three months ended March 31, 2022 from Acquisition Capex incurred during the twelve-month period subsequent to March 31, 2021. The remaining $0.8 million decrease was due primarily to unfavorable foreign exchange rate effects on revenue of approximately $1.2 million.

Cost of service

Cost of service was $0.8 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021. The increase in cost of service was driven by expenses associated with fee simple interests acquired, primarily for property taxes, during the twelve-month period subsequent to March 31, 2021.

Selling, general and administrative expense

Selling, general and administrative expense was $22.7 million for the three months ended March 31, 2022, compared to $15.4 million for the three months ended March 31, 2021. General and administrative expenses associated with servicing our real property interest assets was $2.2 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively. Legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements increased by approximately $3.4 million and expenses related to being a U.S. public company increased by approximately $0.9 million from the three months ended March 31, 2021 to the same period in 2022. The remainder of the increase in selling, general and administrative expenses was due primarily to higher compensation expenses, resulting primarily from the effects of increased employee headcount and, to a lesser extent, higher incentive-related compensation costs, totaling approximately $1.9 million.

Share-based compensation

Share-based compensation expense was $4.6 million for the three months ended March 31, 2022, compared to $4.1 million for the three months ended March 31, 2021. The increase in share-based compensation expense was due primarily to the costs associated with the additional awards granted in February 2022.

Amortization and depreciation

Amortization and depreciation expense was $18.8 million for the three months ended March 31, 2022, compared to $14.1 million for the three months ended March 31, 2021. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to March 31, 2021.

Impairment—decommissions

Impairment-decommissions was $0.8 million for the three months ended March 31, 2022, compared to $0.7 million for the three months ended March 31, 2021. The increase was due to a marginally higher number of decommissioned sites in the three months ended March 31, 2022 as compared to the same period in 2021.

Realized and unrealized gain on foreign currency debt

Realized and unrealized gain on foreign currency debt was a gain of $24.2 million and $14.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase in the gain was due primarily to the additional Euro-denominated debt resulting from financing activities in December 2021 and January 2022. Also, in the three months ended March 31, 2022, both the Euro and Pound Sterling weakened relative to the U.S. Dollar, whereas only the Euro decreased relative to the U.S. Dollar in the same period in 2021.

Interest expense, net

Interest expense, net was $16.1 million for the three months ended March 31, 2022, compared to $9.0 million for the three months ended March 31, 2021. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to March 31, 2021.

Other income (expense), net

Other income (expense), net was income of $1.1 million for the three months ended March 31, 2022, compared to expense of $2.1 million in the three months ended March 31, 2021. Foreign exchange losses recorded in other income (expense), net was $0.4 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively. Included in other income (expense) for the three months ended March 31, 2022 was an unrealized gain of approximately $1.1 million resulting from adjusting the carrying amount of an interest rate cap to its fair value as of March 31, 2022.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $3.2 million for the three months ended March 31, 2022, compared to an income tax benefit of $0.7 million for the three months ended March 31, 2021. In the three months ended March 31, 2022, we effectively settled a tax position with a taxing jurisdiction resulting in a $1.2 million reduction in our liability for unrecognized income tax benefits and a corresponding benefit in our provision for income taxes.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of AP Wireless, (ii) our management of available cash and cash equivalents, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital infrastructure sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, restricted cash and borrowings available under our credit arrangements. As of March 31, 2022, we had working capital of approximately $512.5 million, including $565.7 million in unrestricted cash and cash equivalents. Additionally, as of March 31, 2022, we had $1.9 million and $224.6 million, including $202.1 million available to use in acquiring international assets, in short-term and long-term restricted cash, respectively.

The summary below presents the significant financing activities that have occurred in 2022:

•

In January 2022, AP WIP ArcCo Investments, LLC (“ArcCo Investments”), a subsidiary of AP Wireless, borrowed €225 million ($257.5 USD equivalent) of the amount available under a subscription agreement (the “ArcCo Subscription Agreement”) that provides for loans up to €750 million to ArcCo Investments, as the sole borrower thereunder. In connection with the borrowing under the ArcCo Subscription Agreement, $5.0 million was funded to a debt service reserve account. The initial borrowing accrues interest at a fixed annual rate of approximately 3.2%, which will be payable quarterly and is scheduled to mature in January 2030, at which time all outstanding principal amounts shall be repaid.

•

As disclosed in Note 7 to our condensed consolidated financial statements, in April 2022, AP WIP Holdings, LLC, (“DWIP”), a subsidiary of AP Wireless, entered into a subscription agreement (the “DWIP Subscription Agreement”) providing for the issuance of promissory certificates of up to $165.0 million. The monthly fixed rate coupon under the DWIP Subscription Agreement is approximately 3.6% per annum. In connection with entering into the DWIP Subscription Agreement, DWIP borrowed $165.0 million, using $102.6 million to repay the outstanding obligation under the DWIP Loan Agreement plus the prepayment premium of 1% due thereunder. Borrowings under the DWIP Subscription Agreement are scheduled to mature in April 2027.

In addition to the available uncommitted borrowing capacity of approximately $1,369.4 million under our various debt facilities, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt or equity if needed or desired.

As discussed above under “Impact of the COVID-19 Global Pandemic,” the COVID-19 pandemic could adversely impact our future operating cash flows. Since we do not know the ultimate severity and length of the COVID-19 pandemic, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

Although we believe that our cash on hand, available restricted cash, and future cash from operations of AP Wireless, together with our access to and the credit and capital markets, will provide adequate resources to provide both short-term and long-term liquidity, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of AP Wireless and/or its operating subsidiaries, as applicable; (ii) our credit rating or absence of a credit rating and/or the credit rating of our operating subsidiaries, as applicable; (iii) the provisions of any relevant credit agreements and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the current state of the economy. There can be no assurances that we will continue to have access to the credit and capital markets on acceptable terms.

Cash Flows

The tables below summarize our cash flows from operating, investing and financing activities for the periods indicated and the cash and cash equivalents and restricted cash as of the applicable period end.

(in thousands)	Three months ended March 31, 2022	Three months ended March 31, 2021
Net cash provided by (used in) operating activities	$(4,659)	$600
Net cash used in investing activities	(73,323)	(105,012)
Net cash provided by financing activities	244,475	87,625

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$565,739	$456,146
Restricted cash	226,521	176,047

Cash provided by (used in) operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $4.7 million, compared to net cash provided by operating activities of $0.6 million for the three months ended March 31, 2021. Interest payments for the three months ended March 31, 2022 were approximately $6.0 million higher than the comparable period in 2021.

Cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $73.3 million and $105.0 million, respectively. Payments to acquire real property interests were $73.1 million and $104.7 million in the three months ended March 31, 2022 and 2021, respectively.

Cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 and 2021 was $244.5 million and $87.6 million, respectively. In January 2022, net proceeds from the issuances of debt under the ArcCo Subscription Agreement totaled approximately $256.2 million. In February 2021, we made borrowings under existing facilities totaling approximately $93.9 million.

Contractual Obligations and Material Cash Requirements

Except for the aforementioned borrowings under the ArcCo Subscription Agreement and the DWIP Subscription Agreement, there have been no material changes to our contractual obligations since December 31, 2021. For a summary of our contractual obligations and material cash requirements, see Part II, Item 7 of the Annual Report.

Covenants under Borrowing Agreements

We are subject to certain financial condition and testing covenants (e.g., interest coverage, leverage limits) under each of our borrowing arrangements, which are disclosed in Note 7 to the condensed consolidated financial statements. Limitations on the amount of leverage we may maintain as of any testing period end are included in each of our borrowing arrangements. Summarized in the table below are the leverage limitations for each debt agreement with outstanding borrowings as of March 31, 2022, expressed as a multiple of the borrowing in relation to the then current annual rents in place or revenue of the borrower as defined under the applicable borrowing arrangement and excludes any other adjustments required or allowable under the borrowing agreement:

Leverage Limitation of Applicable Rent or Revenue
DWIP Loan Agreement	7.75x
Facility Agreement	9.0x
Subscription Agreement	12.0x
DWIP II Loan Agreement	13.0x
ArcCo Subscription Agreement	9.5x

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially since December 31, 2021. For a discussion of our critical accounting estimates, see Part II, Item 7 of the Annual Report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide disclosures under this item until after December 31, 2022.

ITEM 4.   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

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

None.

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

10.1*

Amendment Letter, dated April 4, 2022, to  the Subscription Agreement, dated as of December 21, 2021, by and among AP WIP ArcCo Investments, LLC, as borrower, AP WIP Investments, LLC, as guarantor, the original subscribers and original holders party thereto, and GLAS USA LLC, as registrar.

10.2*†+	Form of Series C Long-Term Incentive Plan Award Agreement.
10.3†

Subscription Agreement, dated as of April 21, 2022, by and among AP WIP Holdings, LLC, as borrower, certain of its subsidiaries as Asset Companies, Operating Companies signatory thereto and Holdings Companies, AP Service Company, LLC, the Holders party thereto, Midland Loan Services, a division of PNC Bank, National Association, as Backup Servicer and Deutsche Bank Trust Company Americas, as Collateral Agent, Calculation Agent and Paying Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 001-39568), filed on April 26, 2022.

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

RADIUS GLOBAL INFRASTRUCTURE, INC.

May 10, 2022	/s/ Glenn Breisinger
Glenn Breisinger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 10, 2022	/s/ Gary Tomeo
Gary Tomeo
Chief Accounting Officer
(Principal Accounting Officer)