Form 10-Q
period 2022-06-30
Radius Global Infrastructure, Inc.
filed 2022-08-08
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 95,276,963 shares of Class A Common Stock outstanding.

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

•	economic, political, cultural, regulatory and other risks to our operations, including risks associated with fluctuations in foreign currency exchange rates and local inflation rates;
•	the effect of the Electronic Communications Code in the United Kingdom, which may limit the amount of lease income we generate in the United Kingdom;
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

ii

RADIUS GLOBAL INFRASTRUCTURE, INC.

PART I.	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$488,479	$456,146
Restricted cash	2,159	2,085
Trade receivables, net	7,989	7,933
Prepaid expenses and other current assets	21,004	20,685
Total current assets	519,631	486,849
Real property interests, net:
Right-of-use assets - finance leases, net	319,682	301,865
Telecom real property interests, net	1,325,854	1,174,186
Real property interests, net	1,645,536	1,476,051
Intangible assets, net	8,757	7,914
Property and equipment, net	1,086	1,789
Goodwill	80,509	80,509
Deferred tax asset	577	160
Restricted cash, long-term	124,705	173,962
Other long-term assets	31,157	9,701
Total assets	$2,411,958	$2,236,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$44,348	$36,995
Rent received in advance	25,044	24,485
Finance lease liabilities, current	11,749	10,567
Telecom real property interest liabilities, current	5,384	3,828
Total current liabilities	86,525	75,875
Finance lease liabilities	22,236	24,766
Telecom real property interest liabilities	8,550	12,884
Long-term debt, net of debt discount and deferred financing costs	1,481,035	1,272,225
Deferred tax liability	73,660	62,296
Other long-term liabilities	5,007	5,231
Total liabilities	1,677,013	1,453,277
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 95,276,963 and 92,159,612 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	9
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 12,795,694 and 11,551,769 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,049,087	1,038,740
Accumulated other comprehensive loss	(105,752)	(27,784)
Accumulated deficit	(260,402)	(278,132)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	682,943	732,833
Noncontrolling interest	52,002	50,825
Total liabilities and stockholders’ equity	$2,411,958	$2,236,935

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021
Revenue	$32,568	$63,167	$24,973	$47,145
Cost of service	2,027	2,868	513	808
Gross profit	30,541	60,299	24,460	46,337
Operating expenses:
Selling, general and administrative	21,205	43,892	18,866	34,255
Share-based compensation	5,496	10,088	3,842	7,945
Amortization and depreciation	19,324	38,075	15,575	29,655
Impairment - decommissions	1,272	2,037	1,707	2,394
Total operating expenses	47,297	94,092	39,990	74,249
Operating loss	(16,756)	(33,793)	(15,530)	(27,912)
Other income (expense):
Realized and unrealized gain (loss) on foreign currency debt	58,667	82,899	(3,662)	10,945
Interest expense, net	(16,714)	(32,812)	(12,267)	(21,254)
Other income (expense), net	(3,164)	(2,072)	266	(1,879)
Gain on extinguishment of debt	942	942	—	—
Total other income (expense), net	39,731	48,957	(15,663)	(12,188)
Income (loss) before income tax expense (benefit)	22,975	15,164	(31,193)	(40,100)
Income tax expense (benefit)	(577)	(3,743)	6,144	5,422
Net income (loss)	23,552	18,907	(37,337)	(45,522)
Net income (loss) attributable to noncontrolling interest	1,385	1,177	(2,815)	(3,421)
Net income (loss) attributable to stockholders	22,167	17,730	(34,522)	(42,101)
Stock dividend payment to holders of Series A Founders Preferred Stock	(40,832)	(40,832)	—	(31,391)
Net loss attributable to common stockholders	$(18,665)	$(23,102)	$(34,522)	$(73,492)

Loss per common share:
Basic and diluted	$(0.20)	$(0.25)	$(0.50)	$(1.15)
Weighted average common shares outstanding:
Basic and diluted	93,506,412	92,809,563	68,724,275	64,127,528

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021
Net income (loss)	$23,552	$18,907	$(37,337)	$(45,522)
Other comprehensive income (loss):
Foreign currency translation adjustment	(63,046)	(77,968)	4,654	(9,648)
Comprehensive loss	$(39,494)	$(59,061)	$(32,683)	$(55,170)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Three months ended June 30, 2022 and 2021

	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Shares		Class B Shares		Additional	Accumulated other			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	stockholders' equity
Balance at March 31, 2022	1,600,000	$-	1,386,033	$-	92,731,191	$9	12,657,689	$-	$1,043,420	$(42,706)	$(282,569)	$50,617	$768,771
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	-	-	-	-	2,523,472	-	138,005	-	-	-	-	-	—
Exercise of stock options	-	-	-	-	22,300	1	-	-	171	-	-	-	172
Share-based compensation	-	-	-	-	-	-	-	-	5,496	-	-	-	5,496
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(63,046)	-	-	(63,046)
Net income	-	-	-	-	-	-	-	-	-	-	22,167	1,385	23,552
Balance at June 30, 2022	1,600,000	$-	1,386,033	$-	95,276,963	$10	12,795,694	$-	$1,049,087	$(105,752)	$(260,402)	$52,002	$734,945

Balance at March 31, 2021	1,600,000	$-	1,386,033	$-	61,212,042	$-	11,611,769	$-	$678,058	$1,466	$(220,816)	$54,976	$513,684
Issuance of common shares	-	-	-	-	14,457,588	8	-	-	201,873	-	-	-	201,881
Equity issuance costs	-	-	-	-	-	-	-	-	(8,539)	-	-	-	(8,539)
Exercise of warrants	-	-	-	-	832	-	-	-	9	-	-	-	9
Exercise of stock options	-	-	-	-	14,400	-	-	-	130	-	-	-	130
Share-based compensation	-	-	-	-	-	-	-	-	3,842	-	-	-	3,842
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	4,654	-	-	4,654
Net loss	-	-	-	-	-	-	-	-	-	-	(34,522)	(2,815)	(37,337)
Balance at June 30, 2021	1,600,000	$-	1,386,033	$-	75,684,862	$8	11,611,769	$-	$875,373	$6,120	$(255,338)	$52,161	$678,324

See accompanying notes to condensed consolidated financial statements.

	Six months ended June 30, 2022 and 2021

	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Shares		Class B Shares		Additional	Accumulated other			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	stockholders' equity
Balance at January 1, 2022	1,600,000	$-	1,386,033	$-	92,159,612	$9	11,551,769	$-	$1,038,740	$(27,784)	$(278,132)	$50,825	$783,658
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	-	-	-	-	2,523,472	-	138,005	-	-	-	-	-	—
Exercise of stock options	-	-	-	-	33,285	1	-	-	259	-	-	-	260
Share-based compensation	-	-	-	-	560,594	-	1,105,920	-	10,088	-	-	-	10,088
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(77,968)	-	-	(77,968)
Net income	-	-	-	-	-	-	-	-	-	-	17,730	1,177	18,907
Balance at June 30, 2022	1,600,000	$-	1,386,033	$-	95,276,963	$10	12,795,694	$-	$1,049,087	$(105,752)	$(260,402)	$52,002	$734,945

Balance at January 1, 2021	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$673,955	$15,768	$(213,237)	$55,582	$532,068
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	-	-	-	-	2,474,421	-	197,739	-	-	-	-	-	—
Issuance of common shares	-	-	-	-	14,457,588	8	-	-	201,873	-	-	-	201,881
Equity issuance costs	-	-	-	-	-	-	-	-	(8,539)	-	-	-	(8,539)
Exercise of warrants	-	-	-	-	932	-	-	-	9	-	-	-	9
Exercise of stock options	-	-	-	-	17,000	-	-	-	130	-	-	-	130
Share-based compensation	-	-	-	-	309,921	-	-	-	7,945	-	-	-	7,945
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(9,648)	-	-	(9,648)
Net loss	-	-	-	-	-	-	-	-	-	-	(42,101)	(3,421)	(45,522)
Balance at June 30, 2021	1,600,000	$-	1,386,033	$-	75,684,862	$8	11,611,769	$-	$875,373	$6,120	$(255,338)	$52,161	$678,324

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash flows from operating activities:
Net income (loss)	$18,907	$(45,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	38,075	29,655
Amortization of finance lease and telecom real property interest liabilities discount	733	649
Impairment – decommissions	2,037	2,394
Realized and unrealized gain on foreign currency debt	(82,899)	(10,945)
Amortization of debt discount and deferred financing costs	2,715	514
Provision for bad debt expense	207	2
Share-based compensation	10,088	7,945
Deferred income taxes	(5,626)	3,453
Gain on extinguishment of debt	(942)	—
Change in assets and liabilities:
Trade receivables, net	(881)	296
Prepaid expenses and other assets	(507)	(531)
Accounts payable, accrued expenses and other long-term liabilities	5,483	3,620
Rent received in advance	2,414	5,241
Net cash used in operating activities	(10,196)	(3,229)

Cash flows from investing activities:
Investments in real property interests and related intangible assets	(259,721)	(223,239)
Advance deposits made for real property interest investments	(22,686)	—
Purchases of property and equipment	(195)	(338)
Net cash used in investing activities	(282,602)	(223,577)

Cash flows from financing activities:
Borrowings under debt agreements	427,003	168,940
Repayments of term loans and other debt	(112,129)	(95)
Debt issuance costs	(12,571)	(3,852)
Proceeds from issuance of common stock, net of issuance costs	—	191,461
Proceeds from exercises of stock options and warrants	260	139
Repayments of finance lease and telecom real property interest liabilities	(7,407)	(7,687)
Net cash provided by financing activities	295,156	348,906

Net change in cash and cash equivalents and restricted cash	2,358	122,100

Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	(19,208)	(740)

Cash and cash equivalents and restricted cash at beginning of period	632,193	215,448
Cash and cash equivalents and restricted cash at end of period	$615,343	$336,808

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$30,063	$19,567
Cash paid for income taxes	$1,371	$1,449

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” and/or the “Company”) is a holding company that, as of June 30, 2022, owned approximately 94% of APW OpCo LLC (“APW OpCo”), which is the parent of AP WIP Investments Holdings, LP (“AP Wireless”), one of the largest international aggregators of rental streams underlying wireless and other essential communications infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae or other communications infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower antennae or other real property related communications infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.
2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of Securities and Exchange Commission for interim reporting. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

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

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$488,479	$456,146
Restricted cash	2,159	2,085
Restricted cash, long term	124,705	173,962
Total cash and cash equivalents and restricted cash	$615,343	$632,193

4.	Real Property Interests

Real property interests, net consisted of the following:

	June 30, 2022	December 31, 2021
Right-of-use assets – finance leases	$342,884	$319,457
Telecom real property interests	1,430,828	1,257,373
	1,773,712	1,576,830
Less accumulated amortization:
Right-of-use assets - finance leases	(23,202)	(17,592)
Telecom real property interests	(104,974)	(83,187)
Real property interests, net	$1,645,536	$1,476,051

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

The Company often closes and funds its real property interest prepayment transactions through third‑party intermediaries that generally are the Company’s retained legal counsel in each jurisdiction. Funds for these transactions are typically deposited with the intermediary, which releases the funds once all closing conditions are satisfied. In other circumstances, the Company deposits monies with the owners of the sites in advance of consummating the acquisition of the real property interest, at which time all conditions are satisfied and remaining payments are made. Amounts held by others as deposits at June 30, 2022 and December 31, 2021 totaled $24,817 and $2,307, respectively, and were recorded as other long‑term assets in the Company’s condensed consolidated balance sheets.

In connection with the acquisition of certain real property interest assets expected to occur after June 30, 2022, deposits were required to be paid to the selling entities totaling $20,722, in order to secure the Company’s right to acquire the assets. Upon the acquisition’s closing, the balance of the deposit will be included as part of the aggregate acquisition consideration to be paid for the assets and recorded as real property interest assets.

Right-Of-Use Assets – Finance Leases and Related Liabilities

For a real property interest arrangement determined to be a lease, the Company records a right-of-use asset and a lease liability. The weighted-average remaining lease term for leases classified as finance leases was 40.3 years and 40.1 years as of June 30, 2022 and December 31, 2021, respectively. The Company recorded finance lease expense and interest expense associated with finance lease liabilities in the condensed consolidated statements of operations as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021
Finance lease expense	$3,238	$6,836	$2,852	$5,243
Interest expense – lease liability	$261	$517	$240	$425

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate was 4.1% and 3.9% as of June 30, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Six months ended June 30, 2022	Six months ended June 30, 2021
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$263	$149
Financing cash flows from finance leases	$5,209	$4,769
Finance lease liabilities arising from obtaining right-of-use assets	$6,179	$6,770

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

For telecom real property interests, amortization expense was $15,755 and $12,216 for the three months ended June 30, 2022 and 2021, respectively, and $30,300 and $23,415 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2022	$34,574
2023	68,123
2024	68,123
2025	67,452
2026	67,451
Thereafter	1,020,131
$1,325,854

Maturities of finance lease liabilities and telecom real property interest liabilities as of June 30, 2022 were as follows:

	Finance Lease	Telecom Real Property Interest
Remainder of 2022	$5,851	$1,522
2023	12,328	8,081
2024	6,442	3,533
2025	4,340	393
2026	3,072	361
Thereafter	4,565	570
Total lease payments	36,598	14,460
Less amounts representing future interest	(2,613)	(526)
Total liability	33,985	13,934
Less current portion	(11,749)	(5,384)
Non-current liability	$22,236	$8,550

As of June 30, 2022, the weighted-average remaining contractual payment term for finance leases was 3.2 years.

5.	Intangible Assets

Intangible assets subject to amortization consisted of the following:

	June 30, 2022	December 31, 2021
In-place lease intangible asset
Gross carrying amount	$11,562	$10,295
Less accumulated amortization:	(2,805)	(2,381)
Intangible assets, net	$8,757	$7,914

Amortization expense was $353 and $306 for the three months ended June 30, 2022 and 2021, respectively, and $708 and $615 for the six months ended June 30, 2022 and 2021, respectively. The Company reviewed the portfolio of real property interests and intangible assets for impairment, in which the Company identified wireless communication sites for which impairment charges were recorded in Impairment – decommissions in the condensed consolidated statements of operations.

As of June 30, 2022, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2022	$731
2023	1,320
2024	1,146
2025	993
2026	887
Thereafter	3,680
$8,757

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Interest payable	$10,429	$8,805
Accrued liabilities	4,577	923
Taxes payable	12,560	11,980
Payroll and related withholdings	6,337	7,961
Accounts payable	4,784	1,891
Professional fees accrued	3,444	3,428
Current portion of operating lease liabilities	874	850
Other	1,343	1,157
Total accounts payable and accrued expenses	$44,348	$36,995

7.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	June 30, 2022	December 31, 2021
DWIP Subscription Agreement	$165,000	$—
ArcCo Subscription Agreement	235,479	—
Facility Agreement	620,488	681,747
Subscription Agreement	157,053	169,119
Convertible Notes	264,500	264,500
DWIP II Loan Agreement	75,000	75,000
DWIP Loan Agreement	—	102,600
Other debt	—	2,565
Less: unamortized debt discount and financing fees	(36,485)	(23,306)
Debt, carrying amount	$1,481,035	$1,272,225

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

In January 2022, ArcCo Investments borrowed €225,000 ($257,490 USD equivalent) of the amount available under the ArcCo Subscription Agreement. Net of an issue discount of approximately $1,287, the funded amount of the borrowing under the ArcCo Subscription Agreement was approximately $256,203. In connection with this borrowing, $5,000 was funded to the debt service reserve account. The initial borrowing accrues interest at a fixed annual rate of approximately 3.2%, which will be payable quarterly and is scheduled to mature in January 2030.

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

DWIP Subscription Agreement & DWIP Loan Agreement Repayment

In April 2022, a subsidiary of the Company, AP WIP Holdings, LLC (“DWIP”) entered into a subscription agreement (the “DWIP Subscription Agreement”) providing for the issuance of promissory certificates of up to $165,000. The monthly fixed coupon rate under the DWIP Subscription Agreement is approximately 3.6% per annum. In connection with entering into the DWIP Subscription Agreement, DWIP borrowed $165,000, using $102,600 to repay all of its outstanding obligations under the DWIP Loan Agreement, dated as of August 12, 2014, as amended (the “DWIP Loan Agreement”), plus the prepayment premium of 1.0% due thereunder, resulting in the total amount paid to settle the obligation due under the DWIP Loan Agreement of $103,626. Including the unamortized premium of $2,117 recorded in unamortized debt discount and financing fees in the condensed consolidated balance sheet, the carrying amount of the recorded debt under the DWIP Loan Agreement was $104,717 as of the repayment date. Accordingly, the settlement of all obligations under the DWIP Loan Agreement resulted in a gain on extinguishment of debt of $1,091 for the three and six months ended June 30, 2022.

Borrowings under the DWIP Subscription Agreement are scheduled to mature in April 2027. Under the DWIP Subscription Agreement, escrow and collection account balances are required to be maintained and each are included in restricted cash in the condensed consolidated balance sheets.

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

Through June 30, 2022, cumulative IWIP borrowings under the Facility Agreement consisted of €327,150 and £228,700 that accrue interest at annual fixed rates ranging from 2.8% to 4.5%. Outstanding principal amounts due under the Facility Agreement as of June 30, 2022 totaling $332,460, $145,373 and $142,654 are scheduled to mature in October 2027, August 2030 and October 2031, respectively. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

DWIP II Loan Agreement

AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, is the sole borrower under a junior loan agreement (the “DWIP II Loan Agreement”), the borrowings under which bear interest at 6.0%. In May 2022, the Company repaid $5,800, which represented the principal amount owed to one of the lenders under the DWIP II Loan Agreement and resulted in the extinguishment of this borrowing. The carrying amount of the repaid borrowing, including unamortized deferred financing costs, was $5,724. Accordingly, the Company recorded a loss on extinguishment of debt totaling $76. Separately, the Company and the remaining lender amended the DWIP II Loan Agreement, resulting in the receipt of proceeds of $5,800 and a change in the maturity date from April 2023 to April 2024.

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

Through June 30, 2022, cumulative borrowings under the Subscription Agreement consisted of fixed and variable rate interest-only notes totaling €105,000 and €40,000, respectively. As of June 30, 2022, borrowings under the Subscription Agreement bear cash-pay interest at rates ranging from 3.8% to 4.25% plus payment-in-kind interest at rates ranging from 1.75% to 2.0% and are scheduled to mature in November 2028. Interest payable in cash is paid quarterly, whereas payment-in-kind interest accrues to the principal balance and is payable upon repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee.

Interest Rate Cap Agreement

Interest on the variable rate borrowing under the Subscription Agreement is based on the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 3.75%. The Company is a party to an interest rate cap agreement, which has a notional amount of €40,000 and terminates in March 2026. The interest rate cap is intended to limit the exposure to increasing interest rates on the variable rate borrowing under our Subscription Agreement in the event that the three-month EURIBOR exceeds 0.25%. The interest rate cap is a derivative financial instrument and was not designated as an effective hedge under ASC Topic 815, Derivatives and Hedging. Accordingly, changes in the fair value of the interest rate cap were recognized in Other income (expense), net in the condensed consolidated statement of operations, which were gains of $593 and $1,074 for the three and six months ended June 30, 2022, respectively, and a derivative asset of $2,194 was recorded at fair value in Other long-term assets in the condensed consolidated balance sheet as of June 30, 2022.

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

Debt Discount and Financing Costs

In connection with the borrowings made under the ArcCo Subscription Agreement in January 2022, deferred financing fees were incurred totaling $5,372, and a discount of $1,287 was recorded. In connection with the borrowings made under the DWIP Subscription Agreement in April 2022, deferred financing fees were incurred totaling $7,198. Amortization of debt discount and deferred financing costs, included in interest expense, net in the condensed consolidated statements of operations, was $1,609 and $379 for the three months ended June 30, 2022 and 2021, respectively, and $2,715 and $579 for the six months ended June 30, 2022 and 2021, respectively.

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

Income tax expense (benefit) was a benefit of $(577) and $(3,743) for the three and six months ended June 30, 2022, respectively, and an expense of $6,144 and $5,422 for the three and six months ended June 30, 2021, respectively. For the six months ended June 30, 2022, the effective tax rate was (24.7)%, compared to (13.5)% for the six months ended June 30, 2021. For the six months ended June 30, 2022, the Company’s recorded income tax expense (benefit) in relation to its pre-tax income (loss) was higher than an amount that would result from applying the applicable statutory tax rates to such income (loss), primarily due to effectively settling a tax position with a taxing jurisdiction that resulted in a $1,202 reduction in the Company’s liability for unrecognized income tax benefits and a corresponding benefit in income tax expense (benefit).

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

Series A Founder Preferred Stock

As of June 30, 2022, all shares of the Company’s Series A Founder Preferred Stock were held by certain of its founders. Each holder of Series A Founder Preferred Stock is entitled to a number of votes equal to the number of shares of Class A Common Stock into which each share of Series A Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

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

The computed annual dividend amount for 2021 (the “2021 Annual Dividend Amount”) was $40,832 based on 20% of the difference between the volume weighted average price of the Class A Common Stock over the last ten consecutive trading days in 2021 of approximately $16.18 and $12.69 per share, which was the highest average price per share previously used in calculating an annual dividend amount. With respect to the 2021 Annual Dividend Amount, on May 6, 2022, the Board declared a stock dividend payment of 2,523,472 shares of Class A Common Stock that was paid on May 13, 2022.

Concurrently with the dividend payment of Class A Common Stock, rollover distributions of APW OpCo Class B Common Units, which are held in tandem with the shares of Class B Common Stock, was made to the holders of the Series A Rollover Profits Units of APW OpCo, pursuant to the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 31, 2020, by and between its members and the Company (the “APW OpCo LLC Agreement”). Accordingly, the Company issued in the aggregate 138,005 shares of the Company’s Class B Common Stock to the holders of the Series A Rollover Profits Units of APW OpCo concurrent with the stock dividend payment.

Series B Founder Preferred Stock

As of June 30, 2022, all shares of the Company’s Series B Founder Preferred Stock were held by certain executive officers and such shares were issued in tandem with LTIP Units (as defined in Note 10). Each holder of Series B Founder Preferred Stock is entitled to a number of votes equal to the number of shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, into which each share of Series B Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

Noncontrolling Interest

As of June 30, 2022, noncontrolling interests consisted of limited liability company units of APW OpCo not owned by Radius. As of June 30, 2022, the portion of APW OpCo not owned by Radius was approximately 5.6%, representing the noncontrolling interest.

10.	Share-Based Compensation

In May 2022, the Company’s stockholders approved, the Company adopted an amendment to and the Company restated its equity incentive plan, renaming the plan the 2022 Equity Incentive Plan (the “Equity Plan”), pursuant to which the maximum number of shares of Company stock (either Class A Common Stock, Class B Common Stock, or Series B Founder Preferred Stock) that may be issued or paid with respect to all awards thereunder was increased by 11,500,000. Under the Equity Plan, the Compensation Committee of the Board is authorized to grant awards of stock options, stock appreciation rights, restricted stock, stock units, other equity-based awards and cash incentive awards that may be subject to a combination of time and performance-based vesting conditions. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognizes share-based compensation expense over the requisite service period of the awards (usually the vesting period) based on the grant date fair value of awards. For share-based compensation awards with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved.

Subject to adjustment, the maximum number of shares of Company stock that may be issued or paid under or with respect to all awards granted under the Equity Plan is 25,000,000, in the aggregate. Generally, awards will deliver shares of Class A Common Stock, Class B Common Stock or Series B Founder Preferred Stock. As of June 30, 2022, there were approximately 12,082,832 share-based awards collectively available for grant under the Equity Plan.

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

The Initial Awards consisted of (i) 3,376,076 time-vesting Series A LTIP Units that either vest over a three-year or five-year service period following the grant date, (ii) 2,023,924 performance-based Series A LTIP Units that are subject to both time and performance vesting conditions, the latter condition based on the attainment of certain common share price hurdles over seven years, and (iii) 1,386,033 Series B LTIP Units that contain only a performance-based vesting condition based on the attainment of certain common share price hurdles over nine years. The 2022 LTIP Awards consisted of (i) 276,481 time-vesting Series C LTIP Units that vest over a three-year service period following the grant date, and (ii) 829,439 performance-based Series C LTIP Units that are subject to both time and two equally weighted performance vesting conditions, the latter conditions based on the attainment of the following conditions over the three-year period ending December 31, 2024. These conditions are a) certain Company common share price returns relative to equity returns of certain peer publicly traded companies and a specified equity index (the “Market Condition”); and b) certain growth targets in the Company’s annualized in-place rents metric (the “AIPR Growth Condition”). Vesting of the performance-based Series C LTIP Units also is contingent on the recipient’s completion of service over a three-year period beginning on the grant date.

A summary of the changes in the LTIP Units for the three months ended June 30, 2022 is presented below:

	Series A LTIP Units	Series B LTIP Units	Series C LTIP Units
Outstanding at December 31, 2021	5,340,000	1,386,033	—
Granted	—	—	1,105,920
Exercised	—	—	—
Outstanding at June 30, 2022	5,340,000	1,386,033	1,105,920
Vested at June 30, 2022	1,651,007	856,693	—

As of June 30, 2022, all awards of Series C LTIP Units are expected to vest. The fair value of each time-vesting Series C LTIP Unit and each Series C LTIP Unit vesting on the attainment of the AIPR Growth Condition was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.01 per share. For each Market Condition Series C LTIP Unit, fair value was measured as of its grant date using a Monte Carlo method which took into consideration different stock price paths. The weighted-average grant date fair values for each Market Condition Series C LTIP Unit and the assumptions used in the determinations thereof were as follows:

Market Condition Series C LTIP Units
Weighted-average grant date fair value	$7.72
Expected term	3.0 years
Expected volatility	34.6%
Risk-free interest rate	1.8%

For the three months ended June 30, 2022 and 2021, the Company recognized share-based compensation expense of $4,332 and $3,313, respectively, and $8,017 and $6,626 for the six months ended June 30, 2022 and 2021, respectively, in the aggregate for all grants of LTIP Units. As of June 30, 2022, there was $33,011 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 2.5 years.

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

The Performance RSAs consisted of (i) 133,308 shares of Class A Common Stock that are subject to both time and two equally weighted performance vesting conditions, the latter conditions based on the attainment of the Market Condition and AIPR Growth Condition over the three-year period ending December 31, 2024 and (ii) 100,000 shares of Class A Common Stock that are subject to both time and performance vesting conditions, the latter condition based solely on the attainment of growth in certain annualized in-place rents of the Company over the five-year period ending December 31, 2026. Vesting of the Performance RSAs also is contingent on the recipient’s completion of service over a period of three or five years beginning on the grant date.

A summary of the changes in the Company’s nonvested restricted stock awards for the six months ended June 30, 2022 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2021	95,292	$10.93
Granted	560,594	$12.51
Vested	(62,692)	$(12.54)
Forfeited	—	—
Nonvested at June 30, 2022	593,194	$12.25

As of June 30, 2022, all Performance RSAs are expected to vest. The fair value of each Performance RSA vesting on the attainment of annualized in-place rent criteria was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.01 per share. For each Market Condition Performance RSA, fair value was measured as of its grant date using a Monte Carlo method which took into consideration different stock price paths. The weighted-average grant date fair values for each Market Condition Performance RSA and the assumptions used in the determinations thereof were as follows:

Market Condition Restricted Stock Awards
Weighted-average grant date fair value	$7.72
Expected term	3.0 years
Expected volatility	34.6%
Risk-free interest rate	1.8%

For the three months ended June 30, 2022 and 2021, the Company recognized share-based compensation expense for restricted stock awards of $598 and $196, respectively, and $965 and $692 for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $6,404 of total unrecognized compensation cost related to restricted stock awards granted as of June 30, 2022. The total cost is expected to be recognized over a weighted-average period of 3.8 years.

Stock Options

The following table summarizes the changes in the number of common shares underlying options for the six months ended June 30, 2022:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2021	3,989,100	$10.32
Granted	330,000	$13.32
Exercised	(33,285)	$7.82
Forfeited	(64,900)	$12.23
Outstanding at June 30, 2022	4,220,915	$10.54
Exercisable at June 30, 2022	1,232,015	$8.81

Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. For stock options granted during the six months ended June 30, 2022, the weighted-average grant date fair values for employee stock options and the weighted-average assumptions used in the determinations thereof were as follows:

Six months ended June 30, 2022
Weighted-average grant date fair value	$4.14
Expected term	6.5 years
Expected volatility	26.4%
Risk-free interest rate	1.9%

For the three months ended June 30, 2022 and 2021, the Company recognized share-based compensation expense of $566 and $333, respectively, and $1,106 and $626 for the six months ended June 30, 2022 and 2021, respectively, for stock options granted to employees. As of June 30, 2022, there was $8,017 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.8 years.

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

	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021
Numerator:
Net income (loss) attributable to stockholders	$22,167	$17,730	$(34,522)	$(42,101)
Stock dividend payment to holders of Series A Founder Preferred Stock	(40,832)	(40,832)	—	(31,391)
Net loss attributable to common stockholders	$(18,665)	$(23,102)	$(34,522)	$(73,492)
Denominator:
Weighted average common shares outstanding - basic and diluted	93,506,412	92,809,563	68,724,275	64,127,528

Basic and diluted loss per common share	$(0.20)	$(0.25)	$(0.50)	$(1.15)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021
Shares of Series A Founder Preferred Stock	1,600,000	1,600,000	1,600,000	1,600,000
Warrants	—	—	16,674,700	16,674,700
Stock options	4,220,915	4,220,915	3,392,400	3,392,400
Restricted stock	593,194	593,194	95,292	95,292
LTIP Units	7,831,953	7,831,953	6,786,033	6,786,033
Convertible Notes	11,693,192	11,693,192	—	—

12.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2022. This discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report and the Annual Report.

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

On February 10, 2020 (the “Closing Date”), we acquired a 91.8% interest in APW OpCo through a merger of one of Landscape’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the acquisition, the remaining 8.2% interest in APW OpCo was owned by certain Radius executive officers and members of APW OpCo who chose to roll over their investments in AP Wireless as of the Closing Date. Certain securities of APW OpCo issued and outstanding are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for shares of our Class A Common Stock. Assuming all APW OpCo securities had vested and no securities had been exchanged for Class A Common Stock, we would have owned approximately 87% of APW OpCo as of June 30, 2022.

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

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 8,556 and 8,186 leases as of June 30, 2022 and December 31, 2021, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 6,545 and 6,211 different communications sites as of June 30, 2022 and December 31, 2021, respectively, throughout the U.S. and 20 other countries.

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

Non-GAAP Financial Measures

We use certain additional financial measures not defined by generally accepted accounting principles in the United States (“GAAP”) that provide supplemental information we believe is useful to analysts and investors to evaluate our financial performance and ongoing results of operations, when considered alongside other GAAP measures such as net income, operating income and gross profit. These non-GAAP measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis.

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

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

(in thousands)	Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2021	Six months ended June 30, 2021
(unaudited)
Net income (loss)	$23,552	$18,907	$(37,337)	$(45,522)
Amortization and depreciation	19,324	38,075	15,575	29,655
Interest expense, net	16,714	32,812	12,267	21,254
Income tax expense (benefit)	(577)	(3,743)	6,144	5,422
EBITDA	59,013	86,051	(3,351)	10,809
Impairment—decommissions	1,272	2,037	1,707	2,394
Realized/unrealized (gain) loss on foreign currency debt	(58,667)	(82,899)	3,662	(10,945)
Share-based compensation expense	5,496	10,088	3,842	7,945
Non-cash foreign currency adjustments	4,177	4,582	(90)	2,003
Transaction-related costs	472	612	1,724	1,724
Adjusted EBITDA	$11,763	$20,471	$7,494	$13,930

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

(in thousands)	Six months ended June 30, 2022	Six months ended June 30, 2021
(unaudited)
Investments in real property interests and related intangible assets	$259,721	$223,239
Committed contractual payments for investments in real property interests and intangible assets	7,036	11,152
Foreign exchange translation impacts and other	(12,627)	(1,211)
Acquisition Capex	$254,130	$233,180

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

(in thousands)	Six months ended June 30, 2022	Year ended December 31, 2021
Revenue for year ended December 31		$103,609
Annualized in-place rents as of December 31		$117,924
Annualized in-place rents as of June 30	$131,661

Comparison of the results of operations for the three months ended June 30, 2022 and June 30, 2021

Our selected financial information for the three months ended June 30, 2022 and 2021 set forth below has been extracted without material adjustment from our unaudited condensed consolidated financial information included elsewhere in this Quarterly Report.

(in thousands)	Three months ended June 30, 2022	Three months ended June 30, 2021
Condensed Consolidated Statements of Operations Data
Revenue	$32,568	$24,973
Cost of service	2,027	513
Gross profit	30,541	24,460
Selling, general and administrative	21,205	18,866
Share-based compensation	5,496	3,842
Amortization and depreciation	19,324	15,575
Impairment—decommissions	1,272	1,707
Operating loss	(16,756)	(15,530)
Realized and unrealized gain (loss) on foreign currency debt	58,667	(3,662)
Interest expense, net	(16,714)	(12,267)
Other income (expense), net	(3,164)	266
Gain on extinguishment of debt	942	—
Income (loss) before income tax expense (benefit)	22,975	(31,193)
Income tax expense (benefit)	(577)	6,144
Net income (loss)	$23,552	$(37,337)

Revenue

Revenue was $32.6 million for the three months ended June 30, 2022, compared to $25.0 million for the three months ended June 30, 2021. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental recurring revenue of $8.7 million was generated in the three months ended June 30, 2022 from Acquisition Capex incurred during the twelve-month period subsequent to June 30, 2021. The remaining $1.1 million decrease was due primarily to unfavorable foreign exchange rate effects on revenue of approximately $2.5 million, offset primarily by the impacts of rent escalations in our Tenant Leases.

Cost of service

Cost of service was $2.0 million for the three months ended June 30, 2022, compared to $0.5 million for the three months ended June 30, 2021. The increase in cost of service was driven by expenses associated with fee simple interests acquired, primarily for property taxes, during the twelve-month period subsequent to June 30, 2021.

Selling, general and administrative expense

Selling, general and administrative expense was $21.2 million for the three months ended June 30, 2022, compared to $18.9 million for the three months ended June 30, 2021. General and administrative expenses associated with servicing our real property interest assets was $2.6 million and $1.7 million for the three months ended June 30, 2022 and 2021, respectively. Compensation expenses increased for the three months ended June 30, 2022, as compared to the same period in 2021, resulting primarily from the effects of increased employee headcount and, to a lesser extent, higher incentive-related compensation costs, totaling an aggregate of approximately $1.2 million. Legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements increased by approximately $0.3 million and expenses related to being a U.S. public company increased by approximately $0.5 million from the three months ended June 30, 2021 to the same period in 2022.

Share-based compensation

Share-based compensation expense was $5.5 million for the three months ended June 30, 2022, compared to $3.8 million for the three months ended June 30, 2021. The increase in share-based compensation expense was due primarily to the costs associated with the additional awards granted in February 2022.

Amortization and depreciation

Amortization and depreciation expense was $19.3 million for the three months ended June 30, 2022, compared to $15.6 million for the three months ended June 30, 2021. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to June 30, 2021.

Impairment—decommissions

Impairment-decommissions was $1.3 million for the three months ended June 30, 2022, compared to $1.7 million for the three months ended June 30, 2021. The decrease was due to a lower number of decommissioned sites in the three months ended June 30, 2022 as compared to the same period in 2021.

Realized and unrealized gain on foreign currency debt

Realized and unrealized gain on foreign currency debt was a gain of $58.7 million and a loss of $3.7 million for the three months ended June 30, 2022 and 2021, respectively. The increase in the gain was due primarily to the significant weakening of both the Euro and Pound Sterling relative to the U.S. Dollar during the three months ended June 30, 2022, coupled with higher levels of Euro-denominated debt resulting from our financing activities in December 2021 and January 2022.

Interest expense, net

Interest expense, net was $16.7 million for the three months ended June 30, 2022, compared to $12.3 million for the three months ended June 30, 2021. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to June 30, 2021.

Other income (expense), net

Other income (expense), net was expense of $3.2 million for the three months ended June 30, 2022, compared to income of $0.3 million in the three months ended June 30, 2021. Recorded in other income (expense), net was a foreign exchange loss totaling $4.2 million and a foreign exchange gain of $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Included in other income (expense) for the three months ended June 30, 2022 was an unrealized gain of approximately $0.6 million resulting from adjusting the carrying amount of an interest rate cap to its fair value as of June 30, 2022.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $0.6 million for the three months ended June 30, 2022, compared to income tax expense of $6.1 million for the three months ended June 30, 2021. During the three months ended June 30, 2021, the effect of a rate change in the United Kingdom totaling $6.2 million was recorded in income tax expense.

Comparison of the results of operations for the six months ended June 30, 2022 and June 30, 2021

Our selected financial information for the six months ended June 30, 2022 and 2021 set forth below has been extracted without material adjustment from our unaudited condensed consolidated financial information included elsewhere in this Quarterly Report.

(in thousands)	Six months ended June 30, 2022	Six months ended June 30, 2021
Condensed Consolidated Statements of Operations Data
Revenue	$63,167	$47,145
Cost of service	2,868	808
Gross profit	60,299	46,337
Selling, general and administrative	43,892	34,255
Share-based compensation	10,088	7,945
Amortization and depreciation	38,075	29,655
Impairment—decommissions	2,037	2,394
Operating loss	(33,793)	(27,912)
Realized and unrealized gain on foreign currency debt	82,899	10,945
Interest expense, net	(32,812)	(21,254)
Other income (expense), net	(2,072)	(1,879)
Gain on extinguishment of debt	942	—
Income (loss) before income tax expense (benefit)	15,164	(40,100)
Income tax expense (benefit)	(3,743)	5,422
Net income (loss)	$18,907	$(45,522)

Revenue

Revenue was $63.2 million for the six months ended June 30, 2022, compared to $47.1 million for the six months ended June 30, 2021. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental recurring revenue of $17.5 million was generated in the six months ended June 30, 2022 from Acquisition Capex incurred during the twelve-month period subsequent to June 30, 2021. The remaining $1.4 million decrease was due primarily to unfavorable foreign exchange rate effects on revenue of approximately $2.9 million, offset primarily by the impacts of rent escalations in our Tenant Leases.

Cost of service

Cost of service was $2.9 million for the six months ended June 30, 2022, compared to $0.8 million for the six months ended June 30, 2021. The increase in cost of service was driven by expenses associated with fee simple interests acquired, primarily for property taxes, during the twelve-month period subsequent to June 30, 2021.

Selling, general and administrative expense

Selling, general and administrative expense was $43.9 million for the six months ended June 30, 2022, compared to $34.3 million for the six months ended June 30, 2021. General and administrative expenses associated with servicing our real property interest assets was $4.9 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively. Legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements increased by approximately $3.7 million and expenses related to being a U.S. public company increased by approximately $1.3 million from the six months ended June 30, 2021 to the same period in 2022. The remainder of the increase in selling, general and administrative expenses was due primarily to higher compensation expenses, resulting primarily from the effects of increased employee headcount and, to a lesser extent, higher incentive-related compensation costs, totaling an aggregate of approximately $3.1 million.

Share-based compensation

Share-based compensation expense was $10.1 million for the six months ended June 30, 2022, compared to $7.9 million for the six months ended June 30, 2021. The increase in share-based compensation expense was due primarily to the costs associated with the additional awards granted in February 2022.

Amortization and depreciation

Amortization and depreciation expense was $38.1 million for the six months ended June 30, 2022, compared to $29.7 million for the six months ended June 30, 2021. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to June 30, 2021.

Impairment—decommissions

Impairment-decommissions was $2.0 million for the six months ended June 30, 2022, compared to $2.4 million for the six months ended June 30, 2021. The average carrying amount for decommissioned sites in the six months ended June 30, 2022 was approximately 17% lower than the comparable amount for decommissioned sites in the same period in 2021.

Realized and unrealized gain on foreign currency debt

Realized and unrealized gain on foreign currency debt was a gain of $82.9 million and $10.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase in the gain was due primarily to the significant weakening of both the Euro and Pound Sterling relative to the U.S. Dollar during the six months ended June 30, 2022, coupled with higher levels of Euro-denominated debt resulting from our financing activities in December 2021 and January 2022.

Interest expense, net

Interest expense, net was $32.8 million for the six months ended June 30, 2022, compared to $21.3 million for the six months ended June 30, 2021. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to June 30, 2021.

Other income (expense), net

Other income (expense), net was expense of $2.1 million for the six months ended June 30, 2022, compared to expense of $1.9 million in the six months ended June 30, 2021. Foreign exchange losses recorded in other income (expense), net was $4.6 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively. Included in other income (expense) for the six months ended June 30, 2022 was an unrealized gain of approximately $1.7 million resulting from adjusting the carrying amount of an interest rate cap to its fair value as of June 30, 2022.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $3.7 million for the six months ended June 30, 2022, compared to income tax expense of $5.4 million for the six months ended June 30, 2021. In the six months ended June 30, 2022, we effectively settled a tax position with a taxing jurisdiction resulting in a $1.2 million reduction in our liability for unrecognized income tax benefits and a corresponding benefit in our provision for income taxes. During the six months ended June 30, 2021, the effect of a rate change in the United Kingdom totaling $6.2 million was recorded in income tax expense.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of AP Wireless, (ii) our management of available cash and cash equivalents, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital infrastructure sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, restricted cash and borrowings available under our credit arrangements. As of June 30, 2022, we had working capital of approximately $433.1 million, including $488.5 million in unrestricted cash and cash equivalents. Additionally, as of June 30, 2022, we had $2.2 million and $124.7 million, including $101.9 million available to use in acquiring domestic and international real property interest assets, in short-term and long-term restricted cash, respectively.

The summary below presents the significant financing activities that have occurred in 2022:

•

In January 2022, AP WIP ArcCo Investments, LLC (“ArcCo Investments”), a subsidiary of AP Wireless, borrowed €225 million ($257.5 USD equivalent) of the amount available under a subscription agreement (the “ArcCo Subscription Agreement”) that provides for loans up to €750 million to ArcCo Investments, as the sole borrower thereunder. In connection with the borrowing under the ArcCo Subscription Agreement, $5.0 million was funded to a debt service reserve account. The initial borrowing accrues interest at a fixed annual rate of approximately 3.2%, which will be payable quarterly and is scheduled to mature in January 2030.

•

In April 2022, AP WIP Holdings, LLC, (“DWIP”), a subsidiary of AP Wireless, entered into a subscription agreement (the “DWIP Subscription Agreement”) providing for the issuance of promissory certificates of up to $165.0 million. The monthly fixed rate coupon under the DWIP Subscription Agreement is approximately 3.6% per annum. In connection with entering into the DWIP Subscription Agreement, DWIP borrowed $165.0 million, using $102.6 million to repay all of its outstanding obligations under the DWIP Loan Agreement, dated as of August 12, 2014, as amended (the “DWIP Loan Agreement”) plus the prepayment premium of 1.0% due thereunder. Borrowings under the DWIP Subscription Agreement are scheduled to mature in April 2027.

In addition to the available uncommitted borrowing capacity of approximately $1,198.1 million under our various debt facilities, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt or equity if needed or desired.

As discussed below under “Impact of the COVID-19 Global Pandemic,” the COVID-19 pandemic could adversely impact our future operating cash flows. Since we do not know the ultimate severity and length of the COVID-19 pandemic, and thus cannot predict the impact it will have on our tenants and on the debt and equity capital markets, we cannot estimate the ultimate impact it will have on our liquidity and capital resources.

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

(in thousands)	Six months ended June 30, 2022	Six months ended June 30, 2021
Net cash used in operating activities	$(10,196)	$(3,229)
Net cash used in investing activities	(282,602)	(223,577)
Net cash provided by financing activities	295,156	348,906

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$488,479	$456,146
Restricted cash	126,864	176,047

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $10.2 million, compared to net cash used in operating activities of $3.2 million for the six months ended June 30, 2021. Interest payments for the six months ended June 30, 2022 were approximately $10.5 million higher than the comparable period in 2021.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $282.6 million and $223.6 million, respectively. Payments to acquire real property interests were $259.7 million and $223.2 million in the six months ended June 30, 2022 and 2021, respectively.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 and 2021 was $295.2 million and $348.9 million, respectively. During the six months ended June 30, 2022, net proceeds from the issuances of debt under the ArcCo Subscription Agreement and DWIP Subscription Agreement totaled approximately $256.2 million and $165.0 million, respectively, offset by the repayment of the obligations due under the DWIP Loan Agreement of $102.6 million.

Contractual Obligations and Material Cash Requirements

Except for the aforementioned borrowings under the ArcCo Subscription Agreement and the DWIP Subscription Agreement, there have been no material changes to our contractual obligations since December 31, 2021. For a summary of our contractual obligations and material cash requirements, see Part II, Item 7 of the Annual Report.

Covenants under Borrowing Agreements

We are subject to certain financial condition and testing covenants (e.g., interest coverage, leverage limits) under each of our borrowing arrangements, which are disclosed in Note 7 to the condensed consolidated financial statements. Limitations on the amount of leverage we may maintain as of any testing period end are included in each of our borrowing arrangements. Summarized in the table below are the leverage limitations for each debt agreement with outstanding borrowings as of June 30, 2022, expressed as a multiple of the borrowing in relation to the then current annual rents in place or revenue of the borrower as defined under the applicable borrowing arrangement and excludes any other adjustments required or allowable under the borrowing agreement:

Leverage Limitation of Applicable Rent or Revenue
DWIP Subscription Agreement	9.75x
ArcCo Subscription Agreement	9.5x
Facility Agreement	9.0x
Subscription Agreement	12.0x
DWIP II Loan Agreement	14.75x

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1

Restated Certificate of Incorporation of Radius Global Infrastructure, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-39568), filed on March 30, 2021).

3.2

Bylaws of Radius Global Infrastructure, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-4 (File No. 333-240173), filed on October 21, 2020).

10.1*

Amendment Letter, dated April 4, 2022, to the Subscription Agreement, dated as of December 21, 2021, by and among AP WIP ArcCo Investments, LLC, as borrower, AP WIP Investments, LLC, as guarantor, the original subscribers and original holders party thereto, and GLAS USA LLC, as registrar.

10.2†+	Form of Series C Long-Term Incentive Plan Award Agreement. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-39568), filed on May 10, 2022.
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

10.4*+	Radius Global Infrastructure, Inc. 2022 Equity Incentive Plan, as amended and restated, dated as of May 26, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications filed pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
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

RADIUS GLOBAL INFRASTRUCTURE, INC.

August 8, 2022	/s/ Glenn Breisinger
Glenn Breisinger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 8, 2022	/s/ Gary Tomeo
Gary Tomeo
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)