Form 10-Q
period 2022-09-30
Radius Global Infrastructure, Inc.
filed 2022-11-08
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 95,283,563 shares of Class A Common Stock outstanding.

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

ii

RADIUS GLOBAL INFRASTRUCTURE, INC.

PART I.	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$403,966	$456,146
Restricted cash	2,649	2,085
Trade receivables, net	7,242	7,933
Prepaid expenses and other current assets	27,094	20,685
Total current assets	440,951	486,849
Real property interests, net:
Right-of-use assets - finance leases, net	328,956	301,865
Telecom real property interests, net	1,312,101	1,174,186
Real property interests, net	1,641,057	1,476,051
Intangible assets, net	8,626	7,914
Property and equipment, net	1,117	1,789
Goodwill	80,509	80,509
Deferred tax asset	207	160
Restricted cash, long-term	110,080	173,962
Other long-term assets	20,613	9,701
Total assets	$2,303,160	$2,236,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$44,282	$36,995
Rent received in advance	23,901	24,485
Finance lease liabilities, current	15,460	10,567
Telecom real property interest liabilities, current	6,255	3,828
Total current liabilities	89,898	75,875
Finance lease liabilities	20,459	24,766
Telecom real property interest liabilities	6,216	12,884
Long-term debt, net of debt discount and deferred financing costs	1,412,166	1,272,225
Deferred tax liability	67,878	62,296
Other long-term liabilities	10,088	5,231
Total liabilities	1,606,705	1,453,277
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 95,283,563 and 92,159,612 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	9
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 12,795,694 and 11,551,769 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,054,529	1,038,740
Accumulated other comprehensive loss	(174,689)	(27,784)
Accumulated deficit	(236,855)	(278,132)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	642,995	732,833
Noncontrolling interest	53,460	50,825
Total liabilities and stockholders’ equity	$2,303,160	$2,236,935

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021
Revenue	$35,295	$98,462	$27,464	$74,609
Cost of service	1,713	4,581	549	1,357
Gross profit	33,582	93,881	26,915	73,252
Operating expenses:
Selling, general and administrative	25,543	69,435	18,980	53,235
Share-based compensation	5,375	15,463	3,878	11,823
Amortization and depreciation	21,045	59,120	16,828	46,483
Impairment - decommissions	706	2,743	386	2,780
Total operating expenses	52,669	146,761	40,072	114,321
Operating loss	(19,087)	(52,880)	(13,157)	(41,069)
Other income (expense):
Realized and unrealized gain on foreign currency debt	63,694	146,593	16,540	27,485
Interest expense, net	(16,771)	(49,583)	(12,330)	(33,584)
Other income (expense), net	1,209	(863)	(54)	(1,933)
Gain on extinguishment of debt	—	942	—	—
Total other income (expense), net	48,132	97,089	4,156	(8,032)
Income (loss) before income tax expense (benefit)	29,045	44,209	(9,001)	(49,101)
Income tax expense (benefit)	4,040	297	(92)	5,330
Net income (loss)	25,005	43,912	(8,909)	(54,431)
Net income (loss) attributable to noncontrolling interest	1,458	2,635	(452)	(3,873)
Net income (loss) attributable to stockholders	23,547	41,277	(8,457)	(50,558)
Less: Income allocated to participating securities	(391)	(7)	—	—
Stock dividend payment to holders of Series A Founders Preferred Stock	—	(40,832)	—	(31,391)
Net income (loss) attributable to common stockholders	$23,156	$438	$(8,457)	$(81,949)

Income (loss) per common share:
Basic	$0.24	$0.00	$(0.11)	$(1.21)
Diluted	$0.23	$0.00	$(0.11)	$(1.21)
Weighted average common shares outstanding:
Basic	94,687,356	93,442,372	75,595,090	67,992,054
Diluted	112,179,224	98,841,277	75,595,090	67,992,054

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021
Net income (loss)	$25,005	$43,912	$(8,909)	$(54,431)
Other comprehensive income (loss):
Foreign currency translation adjustment	(68,937)	(146,905)	(21,503)	(31,151)
Comprehensive loss	$(43,932)	$(102,993)	$(30,412)	$(85,582)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Three months ended September 30, 2022 and 2021

	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Shares		Class B Shares		Additional	Accumulated other			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	stockholders' equity
Balance at June 30, 2022	1,600,000	$-	1,386,033	$-	95,276,963	$10	12,795,694	$-	$1,049,087	$(105,752)	$(260,402)	$52,002	$734,945
Exercise of stock options	-	-	-	-	6,600	-	-	-	67	-	-	-	67
Share-based compensation	-	-	-	-	-	-	-	-	5,375	-	-	-	5,375
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(68,937)	-	-	(68,937)
Net income	-	-	-	-	-	-	-	-	-	-	23,547	1,458	25,005
Balance at September 30, 2022	1,600,000	$-	1,386,033	$-	95,283,563	$10	12,795,694	$-	$1,054,529	$(174,689)	$(236,855)	$53,460	$696,455

Balance at June 30, 2021	1,600,000	$-	1,386,033	$-	75,684,862	$8	11,611,769	$-	$875,373	$6,120	$(255,338)	$52,161	$678,324
Purchase of capped call options	-	-	-	-	-	-	-	-	(33,221)	-	-	-	(33,221)
Exercise of warrants	-	-	-	-	3,846	-	-	-	46	-	-	-	46
Exercise of stock options	-	-	-	-	200	-	-	-	2	-	-	-	2
Share-based compensation	-	-	-	-	-	-	-	-	3,878	-	-	-	3,878
Issuance of shares upon redemption of Series A LTIP Units	-	-	-	-	15,000	-	(15,000)	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(21,503)	-	-	(21,503)
Net loss	-	-	-	-	-	-	-	-	-	-	(8,457)	(452)	(8,909)
Balance at September 30, 2021	1,600,000	$-	1,386,033	$-	75,703,908	$8	11,596,769	$-	$846,078	$(15,383)	$(263,795)	$51,709	$618,617

See accompanying notes to condensed consolidated financial statements.

	Nine months ended September 30, 2022 and 2021

	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Shares		Class B Shares		Additional	Accumulated other			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	stockholders' equity
Balance at January 1, 2022	1,600,000	$-	1,386,033	$-	92,159,612	$9	11,551,769	$-	$1,038,740	$(27,784)	$(278,132)	$50,825	$783,658
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	-	-	-	-	2,523,472	-	138,005	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	39,885	1	-	-	326	-	-	-	327
Share-based compensation	-	-	-	-	560,594	-	1,105,920	-	15,463	-	-	-	15,463
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(146,905)	-	-	(146,905)
Net income	-	-	-	-	-	-	-	-	-	-	41,277	2,635	43,912
Balance at September 30, 2022	1,600,000	$-	1,386,033	$-	95,283,563	$10	12,795,694	$-	$1,054,529	$(174,689)	$(236,855)	$53,460	$696,455

Balance at January 1, 2021	1,600,000	$-	1,386,033	$-	58,425,000	$-	11,414,030	$-	$673,955	$15,768	$(213,237)	$55,582	$532,068
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	-	-	-	-	2,474,421	-	197,739	-	-	-	-	-	-
Issuance of common shares	-	-	-	-	14,457,588	8	-	-	201,873	-	-	-	201,881
Purchase of capped call options	-	-	-	-	-	-	-	-	(33,221)	-	-	-	(33,221)
Equity issuance costs	-	-	-	-	-	-	-	-	(8,539)	-	-	-	(8,539)
Exercise of warrants	-	-	-	-	4,778	-	-	-	55	-	-	-	55
Exercise of stock options	-	-	-	-	17,200	-	-	-	132	-	-	-	132
Share-based compensation	-	-	-	-	309,921	-	-	-	11,823	-	-	-	11,823
Issuance of shares upon redemption of Series A LTIP Units	-	-	-	-	15,000	-	(15,000)	-	-	-	-	-	—
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(31,151)	-	-	(31,151)
Net loss	-	-	-	-	-	-	-	-	-	-	(50,558)	(3,873)	(54,431)
Balance at September 30, 2021	1,600,000	$-	1,386,033	$-	75,703,908	$8	11,596,769	$-	$846,078	$(15,383)	$(263,795)	$51,709	$618,617

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash flows from operating activities:
Net income (loss)	$43,912	$(54,431)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	59,120	46,483
Amortization of finance lease and telecom real property interest liabilities discount	1,092	1,019
Impairment - decommissions	2,743	2,780
Realized and unrealized gain on foreign currency debt	(146,593)	(27,485)
Amortization of debt discount and deferred financing costs	4,466	1,029
Provision for bad debt expense	106	265
Share-based compensation	15,463	11,823
Deferred income taxes	(7,898)	2,170
Gain on extinguishment of debt	(942)	—
Change in assets and liabilities:
Trade receivables, net	(293)	(768)
Prepaid expenses and other assets	(10,019)	(3,990)
Accounts payable, accrued expenses and other long-term liabilities	17,015	3,903
Rent received in advance	2,889	4,897
Net cash used in operating activities	(18,939)	(12,305)

Cash flows from investing activities:
Investments in real property interests and related intangible assets	(338,236)	(354,008)
Advance deposits made for real property interest investments	(10,867)	—
Proceeds from sales of real property interests	455	—
Purchases of property and equipment	(281)	(582)
Net cash used in investing activities	(348,929)	(354,590)

Cash flows from financing activities:
Borrowings under debt agreements	427,003	433,440
Repayments of term loans and other debt	(112,129)	(166)
Purchase of capped call options	—	(33,221)
Debt issuance costs	(12,730)	(12,986)
Proceeds from issuance of common stock, net of issuance costs	—	191,461
Proceeds from exercises of stock options and warrants	327	187
Repayments of finance lease and telecom real property interest liabilities	(9,910)	(11,862)
Net cash provided by financing activities	292,561	566,853

Net change in cash and cash equivalents and restricted cash	(75,307)	199,958

Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	(40,191)	(488)

Cash and cash equivalents and restricted cash at beginning of period	632,193	215,448
Cash and cash equivalents and restricted cash at end of period	$516,695	$414,918

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$47,038	$30,666
Cash paid for income taxes	$2,019	$1,884

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” and/or the “Company”) is a holding company that, as of September 30, 2022, owned approximately 94% of APW OpCo LLC (“APW OpCo”), which is the parent of AP WIP Investments Holdings, LP (“AP Wireless”), one of the largest international aggregators of rental streams underlying wireless and other essential communications infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae or other communications infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower antennae or other real property-related communications infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.
2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of Securities and Exchange Commission for interim reporting. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

3. Cash and Cash Equivalents and Restricted Cash

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

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$403,966	$456,146
Restricted cash	2,649	2,085
Restricted cash, long term	110,080	173,962
Total cash and cash equivalents and restricted cash	$516,695	$632,193

4.	Real Property Interests

Real property interests, net consisted of the following:

	September 30, 2022	December 31, 2021
Right-of-use assets - finance leases	$354,495	$319,457
Telecom real property interests	1,426,385	1,257,373
	1,780,880	1,576,830
Less accumulated amortization:
Right-of-use assets - finance leases	(25,539)	(17,592)
Telecom real property interests	(114,284)	(83,187)
Real property interests, net	$1,641,057	$1,476,051

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

The Company often closes and funds its real property interest prepayment transactions through third‑party intermediaries that generally are the Company’s retained legal counsel in each jurisdiction. Funds for these transactions are typically deposited with the intermediary, which releases the funds once all closing conditions are satisfied. In other circumstances, the Company deposits monies with the owners of the sites in advance of consummating the acquisition of the real property interest, at which time all conditions are satisfied, the remaining payments are made and the balance of the deposit is included as part of the aggregate acquisition consideration paid for the asset and recorded in real property interest assets. Amounts held by others as deposits at September 30, 2022 and December 31, 2021 totaled $12,862 and $2,307, respectively, and were recorded as other long‑term assets in the Company’s condensed consolidated balance sheets.

Right-Of-Use Assets - Finance Leases and Related Liabilities

For a real property interest arrangement determined to be a lease, the Company records a right-of-use asset and a lease liability. The weighted-average remaining lease term for leases classified as finance leases was 41.4 years and 40.1 years as of September 30, 2022 and December 31, 2021, respectively. The Company recorded finance lease expense and interest expense associated with finance lease liabilities in the condensed consolidated statements of operations as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021
Finance lease expense	$3,532	$10,368	$2,966	$8,209
Interest expense - lease liability	$312	$829	$228	$652

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate was 4.1% and 3.9% as of September 30, 2022 and December 31, 2021, respectively.

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$387	$245
Financing cash flows from finance leases	$7,493	$7,193
Finance lease liabilities arising from obtaining right-of-use assets	$11,946	$10,384

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

For telecom real property interests, amortization expense was $16,946 and $13,544 for the three months ended September 30, 2022 and 2021, respectively, and $47,246 and $36,959 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2022	$18,110
2023	68,032
2024	68,022
2025	67,459
2026	67,459
2027	67,348
Thereafter	955,671
$1,312,101

Maturities of finance lease liabilities and telecom real property interest liabilities as of September 30, 2022 were as follows:

	Finance Lease	Telecom Real Property Interest
Remainder of 2022	$5,078	$796
2023	13,444	7,513
2024	6,787	3,259
2025	4,522	451
2026	3,296	346
2027	2,318	364
Thereafter	3,277	281
Total lease payments	38,722	13,010
Less amounts representing future interest	(2,803)	(539)
Total liability	35,919	12,471
Less current portion	(15,460)	(6,255)
Non-current liability	$20,459	$6,216

As of September 30, 2022, the weighted-average remaining contractual payment term for finance leases was 3.2 years.

5.	Intangible Assets

Intangible assets subject to amortization consisted of the following:

	September 30, 2022	December 31, 2021
In-place lease intangible asset
Gross carrying amount	$11,589	$10,295
Less accumulated amortization:	(2,963)	(2,381)
Intangible assets, net	$8,626	$7,914

Amortization expense was $401 and $370 for the three months ended September 30, 2022 and 2021, respectively, and $1,109 and $985 for the nine months ended September 30, 2022 and 2021, respectively. The Company reviewed the portfolio of real property interests and intangible assets for impairment, in which the Company identified wireless communication sites for which impairment charges were recorded in Impairment - decommissions in the condensed consolidated statements of operations.

As of September 30, 2022, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2022	$374
2023	1,377
2024	1,187
2025	1,033
2026	929
2027	804
Thereafter	2,922
$8,626

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Interest payable	$8,931	$8,805
Accrued liabilities	4,559	923
Taxes payable	12,550	11,980
Payroll and related withholdings	7,203	7,961
Accounts payable	1,511	1,891
Professional fees accrued	7,160	3,428
Current portion of operating lease liabilities	896	850
Other	1,472	1,157
Total accounts payable and accrued expenses	$44,282	$36,995

7.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	September 30, 2022	December 31, 2021
DWIP Subscription Agreement	$165,000	$—
ArcCo Subscription Agreement	220,226	—
Facility Agreement	574,759	681,747
Subscription Agreement	147,574	169,119
Convertible Notes	264,500	264,500
DWIP II Loan Agreement	75,000	75,000
DWIP Loan Agreement	—	102,600
Other debt	—	2,565
Less: unamortized debt discount and financing fees	(34,893)	(23,306)
Debt, carrying amount	$1,412,166	$1,272,225

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

Convertible Notes

In September 2021, the Company issued convertible notes (the “Convertible Notes”) in an aggregate principal amount totaling $264,500. The Convertible Notes are unsecured and bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. The Convertible Notes are convertible into cash, shares of the Company’s Class A Common Stock, or a combination thereof, at the Company’s election, and may be settled as described below. The Convertible Notes will mature on September 15, 2026 (the “Maturity Date”), unless earlier repurchased, redeemed or converted in accordance with their terms.

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

DWIP Subscription Agreement & DWIP Loan Agreement Repayment

In April 2022, a subsidiary of the Company, AP WIP Holdings, LLC (“DWIP”) entered into a subscription agreement (the “DWIP Subscription Agreement”) providing for the issuance of promissory certificates of up to $165,000. The monthly fixed coupon rate under the DWIP Subscription Agreement is approximately 3.6% per annum. In connection with entering into the DWIP Subscription Agreement, DWIP borrowed $165,000, using $102,600 to repay all of its outstanding obligations under the DWIP Loan Agreement, dated as of August 12, 2014, as amended (the “DWIP Loan Agreement”), plus the prepayment premium of 1.0% due thereunder, resulting in the total amount paid to settle the obligation due under the DWIP Loan Agreement of $103,626. Including the unamortized premium of $2,117 recorded in unamortized debt discount and financing fees in the condensed consolidated balance sheet, the carrying amount of the recorded debt under the DWIP Loan Agreement was $104,717 as of the repayment date. Accordingly, the settlement of all obligations under the DWIP Loan Agreement resulted in a gain on extinguishment of debt of $1,091 for the three and nine months ended September 30, 2022.

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

Through September 30, 2022, cumulative IWIP borrowings under the Facility Agreement consisted of €327,150 and £228,700 that accrue interest at annual fixed rates ranging from 2.8% to 4.5%. Outstanding principal amounts due under the Facility Agreement as of September 30, 2022 totaling $307,536, $134,625 and $132,598 are scheduled to mature in October 2027, August 2030 and October 2031, respectively. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

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

Through September 30, 2022, cumulative borrowings under the Subscription Agreement consisted of fixed and variable rate interest-only notes totaling €105,000 and €40,000, respectively. As of September 30, 2022, borrowings under the Subscription Agreement bear cash-pay interest at rates ranging from 3.75% to 4.25% plus payment-in-kind interest at rates ranging from 1.75% to 2.0% and are scheduled to mature in November 2028. Interest payable in cash is paid quarterly, whereas payment-in-kind interest accrues to the principal balance and is payable upon repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee.

Interest Rate Cap Agreement

Interest on the variable rate borrowing of €40,000 under the Subscription Agreement is based on the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 3.75%. The Company is a party to an interest rate cap agreement, which has a notional amount of €40,000 and terminates in March 2026. The interest rate cap is intended to limit the exposure to increasing interest rates on the variable rate borrowing under our Subscription Agreement in the event that the three-month EURIBOR exceeds 0.25%. The interest rate cap is a derivative financial instrument and was not designated as an effective hedge under ASC Topic 815, Derivatives and Hedging. Accordingly, changes in the fair value of the interest rate cap were recognized in Other income (expense), net in the condensed consolidated statement of operations, which were gains of $1,152 and $2,820 for the three and nine months ended September 30, 2022, respectively, and a derivative asset of $3,347 was recorded at fair value in Other long-term assets in the condensed consolidated balance sheet as of September 30, 2022.

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

Debt Discount and Financing Costs

In connection with the borrowings made under the ArcCo Subscription Agreement in January 2022, deferred financing fees were incurred totaling $5,372, and a discount of $1,287 was recorded. In connection with the borrowings made under the DWIP Subscription Agreement in April 2022, deferred financing fees were incurred totaling $7,358. Amortization of debt discount and deferred financing costs, included in interest expense, net in the condensed consolidated statements of operations, was $1,751 and $515 for the three months ended September 30, 2022 and 2021, respectively, and $4,466 and $1,029 for the nine months ended September 30, 2022 and 2021, respectively.

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

Income tax expense (benefit) was expense of $4,040 and $297 for the three and nine months ended September 30, 2022, respectively, and a benefit of $(92) and an expense of $5,330 for the three and nine months ended September 30, 2021, respectively. For the nine months ended September 30, 2022, the effective tax rate was 0.7%, compared to (10.9)% for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company’s recorded income tax expense (benefit) in relation to its pre-tax income (loss) was lower than an amount that would result from applying the applicable statutory tax rates to such income (loss), primarily due to limitations on the recognition of tax benefits as a result of full valuation allowances maintained in several taxing jurisdictions.

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

Series A Founder Preferred Stock

As of September 30, 2022, all shares of the Company’s Series A Founder Preferred Stock were held by certain of its founders. Each holder of Series A Founder Preferred Stock is entitled to a number of votes equal to the number of shares of Class A Common Stock into which each share of Series A Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

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

Series B Founder Preferred Stock

As of September 30, 2022, all shares of the Company’s Series B Founder Preferred Stock were held by certain executive officers and such shares were issued in tandem with LTIP Units (as defined in Note 10). Each holder of Series B Founder Preferred Stock is entitled to a number of votes equal to the number of shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, into which each share of Series B Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

Noncontrolling Interest

As of September 30, 2022, noncontrolling interests consisted of limited liability company units of APW OpCo not owned by Radius. As of September 30, 2022, the portion of APW OpCo not owned by Radius was approximately 5.6%, representing the noncontrolling interest.
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

Subject to adjustment, the maximum number of shares of Company stock that may be issued or paid under or with respect to all awards granted under the Equity Plan is 25,000,000, in the aggregate. Generally, awards will deliver shares of Class A Common Stock, Class B Common Stock or Series B Founder Preferred Stock. As of September 30, 2022, there were 12,002,932 share-based awards collectively available for grant under the Equity Plan.

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

A summary of the changes in the LTIP Units for the nine months ended September 30, 2022 is presented below:

	Series A LTIP Units	Series B LTIP Units	Series C LTIP Units
Outstanding at December 31, 2021	5,340,000	1,386,033	—
Granted	—	—	1,105,920
Exercised	—	—	—
Outstanding at September 30, 2022	5,340,000	1,386,033	1,105,920
Vested at September 30, 2022	1,651,007	856,693	—

As of September 30, 2022, all awards of Series C LTIP Units are expected to vest. The fair value of each time-vesting Series C LTIP Unit and each Series C LTIP Unit vesting on the attainment of the AIPR Growth Condition was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.01 per share. For each Market Condition Series C LTIP Unit, fair value was measured as of its grant date using a Monte Carlo method which took into consideration different stock price paths. The weighted-average grant date fair values for each Market Condition Series C LTIP Unit and the assumptions used in the determinations thereof were as follows:

Market Condition Series C LTIP Units
Weighted-average grant date fair value	$7.72
Expected term	3.0 years
Expected volatility	34.6%
Risk-free interest rate	1.8%

For the three months ended September 30, 2022 and 2021, the Company recognized share-based compensation expense of $4,329 and $3,313, respectively, and $12,347 and $9,939 for the nine months ended September 30, 2022 and 2021, respectively, in the aggregate for all grants of LTIP Units. As of September 30, 2022, there was $28,682 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 2.4 years.

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

A summary of the changes in the Company’s nonvested restricted stock awards for the nine months ended September 30, 2022 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2021	95,292	$10.93
Granted	560,594	$12.53
Vested	(62,692)	$(12.54)
Forfeited	—	—
Nonvested at September 30, 2022	593,194	$12.28

As of September 30, 2022, all Performance RSAs are expected to vest. The fair value of each Performance RSA vesting on the attainment of annualized in-place rent criteria was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.01 per share. For each Market Condition Performance RSA, fair value was measured as of its grant date using a Monte Carlo method which took into consideration different stock price paths. The weighted-average grant date fair values for each Market Condition Performance RSA and the assumptions used in the determinations thereof were as follows:

Market Condition Restricted Stock Awards
Weighted-average grant date fair value	$7.72
Expected term	3.0 years
Expected volatility	34.6%
Risk-free interest rate	1.8%

For the three months ended September 30, 2022 and 2021, the Company recognized share-based compensation expense for restricted stock awards of $604 and $198, respectively, and $1,569 and $890 for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $5,801 of total unrecognized compensation cost related to restricted stock awards granted as of September 30, 2022. The total cost is expected to be recognized over a weighted-average period of 3.6 years.

Stock Options

The following table summarizes the changes in the number of common shares underlying options for the nine months ended September 30, 2022:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2021	3,989,100	$10.32
Granted	555,000	$13.77
Exercised	(39,885)	$8.20
Forfeited	(210,000)	$14.59
Outstanding at September 30, 2022	4,294,215	$10.58
Exercisable at September 30, 2022	1,269,915	$8.96

Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. For stock options granted during the nine months ended September 30, 2022, the weighted-average grant date fair values for employee stock options and the weighted-average assumptions used in the determinations thereof were as follows:

Nine months ended September 30, 2022
Weighted-average grant date fair value	$4.45
Expected term	6.5 years
Expected volatility	26.6%
Risk-free interest rate	2.3%

For the three months ended September 30, 2022 and 2021, the Company recognized share-based compensation expense of $442 and $367, respectively, and $1,547 and $994 for the nine months ended September 30, 2022 and 2021, respectively, for stock options granted to employees. As of September 30, 2022, there was $8,022 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.7 years.

11.	Basic and Diluted Income (Loss) per Common Share

Diluted income (loss) per common share is calculated by dividing the net income (loss) allocable to common stockholders of Radius by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock. The Company has determined that its shares of Series A Founder Preferred Stock are participating securities as the Series A Founder Preferred Stock participates in undistributed earnings on an as-if-converted basis. Accordingly, the Company uses the two-class method of computing earnings per share, for Class A Common Stock and for Series A Founder Preferred Stock according to participation rights in undistributed earnings. Under this method, net income applicable to holders of shares of Class A Common Stock is allocated on a pro rata basis to the holders of such common shares and Series A Founder Preferred Stock to the extent that each class may share in the Company’s net income for the period; whereas undistributed net loss is allocated only to the common shares because Series A Founder Preferred Stock are not contractually obligated to share in the Company’s losses.

The Company applies the if-converted method with respect to its Convertible Notes. Under the if-converted method, the denominator of the diluted income per common share calculation is adjusted to reflect the full number of common shares issuable upon conversion, while the numerator is adjusted to add back interest expense for the period. Share awards granted under the Company’s Equity Plan do not participate in the undistributed earnings with the Company’s Class A Common Stock. Accordingly, for purposes of calculating diluted income per common share, the treasury stock method is applied in determining the incremental common shares associated with awarded LTIP Units, restricted stock and stock options. If the determination of the effect on diluted income per common share is anti-dilutive, the associated potential common shares are excluded from the calculation of diluted income per common share.

For all periods presented with a net loss, the effects of any incremental potential common shares have been excluded from the calculation of loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share were the same for periods with a net loss attributable to common stockholders of Radius. The following table sets forth the computation of basic and diluted net income (loss) per common share:

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021
Basic income (loss) per share:
Numerator:
Net income (loss) attributable to stockholders	$23,547	$41,277	$(8,457)	$(50,558)
Less: Income allocated to participating securities	(391)	(7)	—	—
Less: Stock dividend payment to holders of Series A Founder Preferred Stock	—	(40,832)	—	(31,391)
Net income (loss) attributable to common stockholders	$23,156	$438	$(8,457)	$(81,949)
Denominator:
Weighted average common shares outstanding - basic	94,687,356	93,442,372	75,595,090	67,992,054
Basic income (loss) per common share	$0.24	$0.00	$(0.11)	$(1.21)
Diluted income (loss) per share:
Numerator:
Net income (loss) attributable to stockholders	$23,547	$41,277	$(8,457)	$(50,558)
Less: Income allocated to participating securities	(331)	(7)	—	—
Plus: Interest charges applicable to Convertible Notes	2,107	—	—	—
Less: Stock dividend payment to holders of Series A Founder Preferred Stock	—	(40,832)	—	(31,391)
Net income (loss) attributable to common stockholders	$25,323	$438	$(8,457)	$(81,949)
Denominator:
Weighted average common shares outstanding - basic	94,687,356	93,442,372	75,595,090	67,992,054
Effect of dilutive share awards under the Equity Plan	5,798,676	5,398,905	—	—
Convertible Notes	11,693,192	—	—	—
Weighted average common shares outstanding - diluted	112,179,224	98,841,277	75,595,090	67,992,054
Diluted income (loss) per common share	$0.23	$0.00	$(0.11)	$(1.21)

For the nine months ended September 30, 2022, the effect of including Convertible Notes in the calculation of diluted income per common share would have been anti-dilutive and were excluded in the calculation of diluted income per common share. The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as the shares associated with each of these would have been anti-dilutive:

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021
Shares of Series A Founder Preferred Stock	—	—	1,600,000	1,600,000
Warrants	—	—	16,674,700	16,674,700
Stock options	1,675,100	1,675,100	3,392,400	3,392,400
Restricted stock	—	—	95,292	95,292
LTIP Units	—	—	6,786,033	6,786,033
Convertible Notes	—	11,693,192	11,693,192	11,693,192

12.	Revenue Concentrations

The following tables summarize the revenues of the Company in different geographic locations (geographic summary is based on the billing addresses of the related in‑place tenant):

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021

Revenue by Country:
Italy	$12,810	$32,171	$7,724	$17,122
United Kingdom	6,313	19,325	6,194	18,178
United States	5,501	15,900	4,522	13,315
Other foreign countries	10,671	31,066	9,024	25,994
Total	$35,295	$98,462	$27,464	$74,609

Although the Company monitors the creditworthiness of its customers, the loss, consolidation or financial instability of, or network sharing among, any of its customers may materially decrease revenue. Revenue concentration of the Company was with the following in‑place tenants:

	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021

Revenue by Company:
Telecom Italia	30%	26%	19%	14%
American Tower	11%	12%	12%	13%
Other (less than 10% individually)	59%	62%	69%	73%
Total	100%	100%	100%	100%

13.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2022. This discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report and the Annual Report.

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

On February 10, 2020 (the “Closing Date”), we acquired a 91.8% interest in APW OpCo through a merger of one of Landscape’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the acquisition, the remaining 8.2% interest in APW OpCo was owned by certain Radius executive officers and members of APW OpCo who chose to roll over their investments in AP Wireless as of the Closing Date. Certain securities of APW OpCo issued and outstanding are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for shares of our Class A Common Stock. Assuming all APW OpCo securities had vested and no securities had been exchanged for Class A Common Stock, we would have owned approximately 87% of APW OpCo as of September 30, 2022.

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

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 8,892 and 8,186 leases as of September 30, 2022 and December 31, 2021, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 6,794 and 6,211 different communications sites as of September 30, 2022 and December 31, 2021, respectively, throughout the U.S. and 20 other countries.

Key Factors Affecting Financial Condition and Results of Operations

We operate in a complex environment with several factors affecting our operations in addition to those described above. The following discussion describes key factors and events that may affect our financial condition and results of operations.

Foreign Currency Translation

Our business operates in twelve different functional currencies. Our reporting currency is the U.S. Dollar. Our results are affected by fluctuations in currency exchange rates that give rise to translational exchange rate risks. The extent of such fluctuations is determined in part by global economic conditions and macro-economic trends. Movements in exchange rates have a direct impact on our reported revenues. Generally, the impact on operating income or loss associated with exchange rate changes on reported revenues is partially offset from exchange rate impacts on operating expenses denominated in the same functional currencies.

Excluding operations in which the functional currency is the U.S. Dollar, the majority of the recorded amounts comprising balances in our condensed consolidated balance sheets and our condensed consolidated statements of operations are denominated in Euros or Pound Sterling. Both currencies weakened significantly as compared to the U.S. Dollar during the nine months ended September 30, 2022, as declines in the Euro and Pound Sterling exchange rates were approximately 14% and 18%, respectively, as compared to exchanges rates as of December 31, 2021. In addition to the impacts on reported revenues and expenses, translation of asset and liability balances denominated in Euros or Pound Sterling, particularly real property interest assets, were significant in both the three and nine months ended September 30, 2022, the effects of which were recorded as losses in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2022, losses resulting from foreign currency translation adjustments totaled $68.9 million and $146.9 million, respectively.

Additionally, we have debt facilities denominated in Euros and Pound Sterling, with U.S. Dollars being the functional currency of each borrowing subsidiary. Obligation balances denominated in Euros and Pound Sterling are translated to U.S. Dollars as of each balance sheet date and any resulting remeasurement adjustments are reported in our condensed consolidated statements of operations as a gain (loss) on foreign currency debt. The declines in the Euro and Pound Sterling exchange rates resulted in the recognition of a foreign exchange gain on debt of approximately $63.7 million and $146.6 million for the three and nine months ended September 30, 2022, respectively.

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

Revenue is recorded as earned over the period in which the lessee is given control over the use of the communication site and recorded over the term of the lease. Rent received in advance is recorded when we receive advance rental payments from the in-place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance. Additionally, Tenant Leases contain contractual rent increase clauses, or “rent escalators”, that are tied to a local consumer price index, subject to open market valuation or at a fixed rate of increase, typically at approximately 3%.

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

Realized and unrealized gain (loss) on foreign currency debt

Our debt facilities are denominated in Euros, Pound Sterling and U.S. Dollars, with U.S. Dollars being the functional currency of each borrowing subsidiary. Accordingly, as of each balance sheet date, the remeasurement of the foreign currency debt balances to U.S. Dollars results in the recognition of a gain (loss) on foreign currency debt in the condensed consolidated statements of operations.

Interest expense, net

Interest expense primarily includes interest due under our debt agreements and amortization of deferred financing costs and debt discounts or premiums.

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

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

(in thousands)	Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2021	Nine months ended September 30, 2021
(unaudited)
Net income (loss)	$25,005	$43,912	$(8,909)	$(54,431)
Amortization and depreciation	21,045	59,120	16,828	46,483
Interest expense, net	16,771	49,583	12,330	33,584
Income tax expense (benefit)	4,040	297	(92)	5,330
EBITDA	66,861	152,912	20,157	30,966
Impairment - decommissions	706	2,743	386	2,780
Realized/unrealized gain on foreign currency debt	(63,694)	(146,593)	(16,540)	(27,485)
Share-based compensation expense	5,375	15,463	3,878	11,823
Non-cash foreign currency adjustments	1,745	6,327	403	2,406
Transaction-related costs	3,095	3,707	112	1,836
Adjusted EBITDA	$14,088	$34,559	$8,396	$22,326

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

(in thousands)	Nine months ended September 30, 2022	Nine months ended September 30, 2021
(unaudited)
Investments in real property interests and related intangible assets	$338,236	$354,008
Committed contractual payments for investments in real property interests and intangible assets	13,325	15,602
Foreign exchange translation impacts and other	(27,338)	(9,952)
Acquisition Capex	$324,223	$359,658

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

(in thousands)	Nine months ended September 30, 2022	Year ended December 31, 2021
(unaudited)
Revenue for year ended December 31		$103,609
Annualized in-place rents as of December 31		$117,924
Annualized in-place rents as of September 30	$133,553

Comparison of the results of operations for the three months ended September 30, 2022 and September 30, 2021

Our selected financial information for the three months ended September 30, 2022 and 2021 set forth below has been extracted without material adjustment from our unaudited condensed consolidated financial information included elsewhere in this Quarterly Report.

(in thousands)	Three months ended September 30, 2022	Three months ended September 30, 2021
Condensed Consolidated Statements of Operations Data
Revenue	$35,295	$27,464
Cost of service	1,713	549
Gross profit	33,582	26,915
Selling, general and administrative	25,543	18,980
Share-based compensation	5,375	3,878
Amortization and depreciation	21,045	16,828
Impairment - decommissions	706	386
Operating loss	(19,087)	(13,157)
Realized and unrealized gain on foreign currency debt	63,694	16,540
Interest expense, net	(16,771)	(12,330)
Other income (expense), net	1,209	(54)
Income (loss) before income tax expense (benefit)	29,045	(9,001)
Income tax expense (benefit)	4,040	(92)
Net income (loss)	$25,005	$(8,909)

Revenue

Revenue was $35.3 million for the three months ended September 30, 2022, compared to $27.5 million for the three months ended September 30, 2021. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental recurring revenue of $10.8 million was generated in the three months ended September 30, 2022 from Acquisition Capex incurred during the twelve-month period subsequent to September 30, 2021. The remaining $3.0 million decrease was due primarily to unfavorable foreign exchange rate effects on revenue of approximately $3.9 million, offset primarily by the impacts of rent escalations in our Tenant Leases of approximately $1.3 million.

Cost of service

Cost of service was $1.7 million for the three months ended September 30, 2022, compared to $0.5 million for the three months ended September 30, 2021. The increase in cost of service was driven by expenses associated with certain fee simple interests acquired, primarily for property taxes and utilities, during the twelve-month period subsequent to September 30, 2021.

Selling, general and administrative expense

Selling, general and administrative expense was $25.5 million for the three months ended September 30, 2022, compared to $19.0 million for the three months ended September 30, 2021. General and administrative expenses associated with servicing our real property interest assets was $2.6 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively. Compensation and other employee-related expenses increased for the three months ended September 30, 2022, as compared to the same period in 2021, resulting primarily from the effects of increased employee headcount and, to a lesser extent, higher incentive-related compensation costs, totaling an aggregate of approximately $2.2 million and the impacts of higher employee base compensation costs of approximately $0.6 million. The remainder of the increase in selling, general and administrative expense was due primarily to higher transaction-related costs of approximately $3.1 million. For the three months ended September 30, 2022, selling, general and administrative expense was favorably impacted by foreign exchange rate effects of approximately $1.2 million.

Share-based compensation

Share-based compensation expense was $5.4 million for the three months ended September 30, 2022, compared to $3.9 million for the three months ended September 30, 2021. The increase in share-based compensation expense was due primarily to the costs associated with the additional awards granted in February 2022.

Amortization and depreciation

Amortization and depreciation expense was $21.0 million for the three months ended September 30, 2022, compared to $16.8 million for the three months ended September 30, 2021. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to September 30, 2021.

Impairment—decommissions

Impairment-decommissions losses were $0.7 million for the three months ended September 30, 2022, compared to $0.4 million for the three months ended September 30, 2021. The increase was due to a higher number of decommissioned sites in the three months ended September 30, 2022 as compared to the same period in 2021.

Realized and unrealized gain on foreign currency debt

Realized and unrealized gain on foreign currency debt was a gain of $63.7 million and a gain of $16.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase in the gain was due primarily to the significant weakening of both the Euro and Pound Sterling relative to the U.S. Dollar during the three months ended September 30, 2022, coupled with higher levels of Euro-denominated debt resulting from our financing activities in December 2021 and January 2022.

Interest expense, net

Interest expense, net was $16.8 million for the three months ended September 30, 2022, compared to $12.3 million for the three months ended September 30, 2021. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to September 30, 2021.

Other income (expense), net

Other income (expense), net was income of $1.2 million for the three months ended September 30, 2022, compared to expense of $0.1 million in the three months ended September 30, 2021. Recorded in other income (expense), net was a foreign exchange loss totaling $1.7 million and a foreign exchange loss of $0.4 million for the three months ended September 30, 2022 and 2021, respectively. Included in other income (expense) for the three months ended September 30, 2022 was an unrealized gain of approximately $1.2 million resulting from adjusting the carrying amount of an interest rate cap to its fair value as of September 30, 2022. The remaining increase of $1.4 million was primarily due to higher amounts of interest earned on invested cash.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $4.0 million for the three months ended September 30, 2022, compared to income tax benefit of $0.1 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, income tax expense included the effects of an increase in our unrecognized tax benefit obligation related to certain income tax positions, totaling $3.0 million.

Comparison of the results of operations for the nine months ended September 30, 2022 and September 30, 2021

Our selected financial information for the nine months ended September 30, 2022 and 2021 set forth below has been extracted without material adjustment from our unaudited condensed consolidated financial information included elsewhere in this Quarterly Report.

(in thousands)	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Condensed Consolidated Statements of Operations Data
Revenue	$98,462	$74,609
Cost of service	4,581	1,357
Gross profit	93,881	73,252
Selling, general and administrative	69,435	53,235
Share-based compensation	15,463	11,823
Amortization and depreciation	59,120	46,483
Impairment - decommissions	2,743	2,780
Operating loss	(52,880)	(41,069)
Realized and unrealized gain on foreign currency debt	146,593	27,485
Interest expense, net	(49,583)	(33,584)
Other income (expense), net	(863)	(1,933)
Gain on extinguishment of debt	942	—
Income (loss) before income tax expense	44,209	(49,101)
Income tax expense	297	5,330
Net income (loss)	$43,912	$(54,431)

Revenue

Revenue was $98.5 million for the nine months ended September 30, 2022, compared to $74.6 million for the nine months ended September 30, 2021. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental recurring revenue of $28.3 million was generated in the nine months ended September 30, 2022 from Acquisition Capex incurred during the twelve-month period subsequent to September 30, 2021. The remaining $4.4 million decrease was due primarily to unfavorable foreign exchange rate effects on revenue of approximately $7.6 million, offset primarily by the impacts of rent escalations in our Tenant Leases of approximately $3.0 million.

Cost of service

Cost of service was $4.6 million for the nine months ended September 30, 2022, compared to $1.4 million for the nine months ended September 30, 2021. The increase in cost of service was driven by expenses associated with certain fee simple interests acquired, primarily for property taxes and utilities, during the twelve-month period subsequent to September 30, 2021.

Selling, general and administrative expense

Selling, general and administrative expense was $69.4 million for the nine months ended September 30, 2022, compared to $53.2 million for the nine months ended September 30, 2021. General and administrative expenses associated with servicing our real property interest assets was $7.5 million and $5.8 million for the nine months ended September 30, 2022 and 2021, respectively. Legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements increased by approximately $3.5 million and transaction-related costs and expenses related to being a U.S. public company increased by approximately $1.9 million and $0.9 million, respectively, from the nine months ended September 30, 2021 to the same period in 2022. The remainder of the increase in selling, general and administrative expense was due primarily to higher compensation and other employee-related expenses, resulting primarily from the effects of increased employee headcount and, to a lesser extent, higher incentive-related compensation costs, totaling an aggregate of approximately $5.2 million and the impacts of higher employee base compensation costs of approximately $1.7 million. For the nine months ended September 30, 2022, selling, general and administrative expense was favorably impacted by foreign exchange rate effects of approximately $1.8 million.

Share-based compensation

Share-based compensation expense was $15.5 million for the nine months ended September 30, 2022, compared to $11.8 million for the nine months ended September 30, 2021. The increase in share-based compensation expense was due primarily to the costs associated with the additional awards granted in February 2022.

Amortization and depreciation

Amortization and depreciation expense was $59.1 million for the nine months ended September 30, 2022, compared to $46.5 million for the nine months ended September 30, 2021. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to September 30, 2021.

Impairment—decommissions

Impairment-decommissions losses were $2.7 million for the nine months ended September 30, 2022, compared to $2.8 million for the nine months ended September 30, 2021. The average carrying amount for decommissioned sites in the nine months ended September 30, 2022 was approximately 10% lower than the comparable amount for decommissioned sites in the same period in 2021.

Realized and unrealized gain on foreign currency debt

Realized and unrealized gain on foreign currency debt was a gain of $146.6 million and $27.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in the gain was due primarily to the significant weakening of both the Euro and Pound Sterling relative to the U.S. Dollar during the nine months ended September 30, 2022, coupled with higher levels of Euro-denominated debt resulting from our financing activities in December 2021 and January 2022.

Interest expense, net

Interest expense, net was $49.6 million for the nine months ended September 30, 2022, compared to $33.6 million for the nine months ended September 30, 2021. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to September 30, 2021.

Other income (expense), net

Other income (expense), net was expense of $0.9 million for the nine months ended September 30, 2022, compared to expense of $1.9 million in the nine months ended September 30, 2021. Foreign exchange losses recorded in other income (expense), net was $6.3 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. Included in other income (expense) for the nine months ended September 30, 2022 was an unrealized gain of approximately $2.8 million resulting from adjusting the carrying amount of an interest rate cap to its fair value as of September 30, 2022. The remaining increase of $2.1 million was primarily due to higher amounts of interest earned on invested cash.

Income tax expense (benefit)

Income tax expense (benefit) was expense of $0.3 million for the nine months ended September 30, 2022, compared to income tax expense of $5.3 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the effect of a rate change in the United Kingdom totaling $6.2 million was recorded in income tax expense. During the nine months ended September 30, 2022, income tax expense included the effects of an increase in our unrecognized tax benefit obligation related to certain income tax positions, totaling $3.0 million, partially offset by a settlement of a tax position with a taxing jurisdiction of $1.2 million.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of AP Wireless, (ii) our management of available cash and cash equivalents, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital infrastructure sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, restricted cash and borrowings available under our credit arrangements. As of September 30, 2022, we had working capital of approximately $351.1 million, including $404.0 million in unrestricted cash and cash equivalents. Additionally, as of September 30, 2022, we had $2.6 million and $110.1 million, including $87.3 million available to use in acquiring domestic and international real property interest assets, in short-term and long-term restricted cash, respectively.

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

In addition to the available uncommitted borrowing capacity of approximately $1,182.8 million under our various debt facilities, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt or equity if needed or desired.

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

(in thousands)	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Net cash used in operating activities	$(18,939)	$(12,305)
Net cash used in investing activities	(348,929)	(354,590)
Net cash provided by financing activities	292,561	566,853

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$403,966	$456,146
Restricted cash	112,729	176,047

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $18.9 million, compared to net cash used in operating activities of $12.3 million for the nine months ended September 30, 2021. Interest payments for the nine months ended September 30, 2022 were approximately $16.4 million higher than the comparable period in 2021.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $348.9 million and $354.6 million, respectively. Payments to acquire real property interests, including advance deposits made for real property interests, were $349.1 million and $354.0 million in the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, investments in real property interests and related intangible assets were impacted by the effects of unfavorable foreign exchange rates, reducing these cash outflows by approximately $26.9 million.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 and 2021 was $292.6 million and $566.9 million, respectively. During the nine months ended September 30, 2022, net proceeds from the issuances of debt under the ArcCo Subscription Agreement and DWIP Subscription Agreement totaled approximately $256.2 million and $165.0 million, respectively, offset by the repayment of the obligations due under the DWIP Loan Agreement of $102.6 million.

Contractual Obligations and Material Cash Requirements

Except for the aforementioned borrowings under the ArcCo Subscription Agreement and the DWIP Subscription Agreement, there have been no material changes to our contractual obligations since December 31, 2021. For a summary of our contractual obligations and material cash requirements, see Part II, Item 7 of the Annual Report.

Covenants under Borrowing Agreements

We are subject to certain financial condition and testing covenants (e.g., interest coverage, leverage limits) under each of our borrowing arrangements, which are disclosed in Note 7 to the condensed consolidated financial statements. Limitations on the amount of leverage we may maintain as of any testing period end are included in each of our borrowing arrangements. Summarized in the table below are the leverage limitations for each debt agreement with outstanding borrowings as of September 30, 2022, expressed as a multiple of the borrowing in relation to the then applicable eligible cash flows of the borrower as defined under the applicable borrowing arrangement and excludes any other adjustments required or allowable under the borrowing agreement:

Leverage Limitation of Applicable Eligible Cash Flows
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RADIUS GLOBAL INFRASTRUCTURE, INC.

November 8, 2022	/s/ Glenn Breisinger
Glenn Breisinger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

November 8, 2022	/s/ Gary Tomeo
Gary Tomeo
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)