Form 10-K
period 2022-12-31
Radius Global Infrastructure, Inc.
filed 2023-03-01
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2022 was $1,162.3 million, based on the closing price of the Registrant’s Class A Common Stock as reported on the Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter. There currently is no established public trading market for the registrant’s Class B Common Stock.

As of February 23, 2023, the number of outstanding shares of the Registrant’s Class A Common Stock and Class B Common Stock was 96,737,628 and 11,346,629, respectively.

Documents Incorporated by Reference

Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Forward-looking statements are based on current beliefs, assumptions and expectations based upon our historical performance and on our current plans, estimates and expectations in light of information available to us. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, publicly update or revise any forward-looking statements made herein after the date of this Form 10-K, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity and proposed transaction with affiliates of EQT and Public Sector Pension Investment Board (“PSP”). Actual results may differ materially from those set forth in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Important factors that could cause our actual results to differ materially from those indicated in these statements include, but are not limited to:

•

our proposed transaction with certain affiliates of EQT and PSP may not be completed in a timely manner or at all, including the risk that any required antitrust and foreign investment approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect us or the expected benefits of the proposed transaction or that the approval of our stockholders is not obtained;

•

the possibility that any or all of the various conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure to receive any required antitrust and foreign investment approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals) and to satisfy conditions related to there being no event of default under certain of the Company’s existing debt facilities and the Company having a specified minimum cash balance and the Company or any of its subsidiaries having an additional specified amount of additional cash, in each case at the closing;

•

the occurrence of any event, change or other circumstance that could give rise to the termination of the proposed transaction, including in circumstances that would require us to pay a termination fee or other expenses;

•

the effect of the announcement or pendency of the proposed transaction on our ability to retain and hire key personnel, our ability to maintain the relationships with its customers, suppliers and others with whom it does business, or its operating results and business generally;

•	risks related to diverting management’s attention from our ongoing business operations;

•	the risk that stockholder litigation in connection with the proposed transaction may result in significant costs of defense, indemnification and liability;
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

•	the possibility that we have established human capital goals and objectives that we may be unable to achieve or that are too optimistic; and
•	the other risks and uncertainties described under “Risk Factors”.

The risks included here are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely affect our business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

References in this Form 10-K to “Radius,” the “Company,” “we,” “our,” or “us” mean Radius Global Infrastructure, Inc. together with its subsidiaries except where the context otherwise requires. Any capitalized terms not otherwise defined above have been defined elsewhere in this Form 10-K.

Information contained on or made available through our website or other websites mentioned in this Form 10-K is not incorporated into and is not a part of this Form 10-K, and any references to our website are intended to be inactive textual references only.

Summary of Risk Factors.

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, liquidity, results of operations and prospects. These risks are discussed more fully in Item 1A. Risk Factors. These risks include, but are not limited to, the following:

Risks Relating to our Pending Acquisition by EQT and PSP

•

The Mergers may not be completed on the terms or timeline currently contemplated, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the Mergers, and the failure to complete the Mergers could adversely affect our business, results of operations, financial condition, and the market price of our Common Stock.

•

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

•	While the Merger Agreement is in effect, we are subject to certain interim covenants.
•

The announcement and pendency of the Mergers may result in disruptions to our business, and the Mergers could divert management's attention, disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business.

•	An adverse judgment in any litigation that may be filed to challenge the Mergers may prevent the transaction from becoming effective or from becoming effective within the expected timeframe.

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

•

If we are unable to protect and enforce our real property interests in, or contractual rights to, the revenue streams generated by leases on our communications sites, our business and operating results could be materially adversely affected; and

•	Increased scrutiny and changing expectations regarding ESG practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks.

Risks Relating to our Financial Performance or General Economic Conditions

v

•	We have a history of net losses and negative net cash flow; if we continue to grow at an accelerated rate, we may be unable to achieve profitability or positive cash flow for the foreseeable future;
•	Our results may be negatively affected by foreign currency exchange rates;
•

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may, in the longer term, limit the funds available to us and the terms of our debt agreements may restrict our flexibility in operating our business;

•	Our growth strategy requires access to new capital, which could be impaired by unfavorable capital markets;
•	A continued increase in market interest rates could increase our interest costs on future debt, reduce the value of our assets and affect the growth of our business;
•	A slowdown in the demand for wireless communication services may adversely affect our business; and
•	Inflation may adversely affect our financial condition and results of operations.

Risks Relating to Laws and Regulation

•	Our operations outside the U.S. are subject to economic, political, cultural and other risks that could materially and adversely affect our revenues or financial position; and
•

The Electronic Communications Code enacted in the United Kingdom, including amendments enacted thereto in December 2022, may limit the amount of lease income we generate in the United Kingdom, which would have a material adverse effect on our results of operations and financial condition.

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

PART I

Item 1. Business.

Our Company

Radius Global Infrastructure, Inc. (“Radius” or the “Company”) is a holding company with no material assets other than cash and its limited liability company interests in APW OpCo LLC (“APW OpCo”), a Delaware limited liability company and the sole limited partner of AP WIP Investments Holdings, LP (“AP Wireless”), which in turn is the direct parent of AP WIP Investments, LLC. Radius was originally incorporated under the laws of the British Virgin Islands on November 1, 2017, then known as Landscape Acquisition Holdings Limited (“Landscape”), which was formed to undertake an acquisition of a target company or business. On November 20, 2017, the ordinary shares (the “Ordinary Shares”) and warrants to purchase Ordinary Shares (the “Warrants”) of Landscape were admitted to listing on the London Stock Exchange (“LSE”), and Landscape raised approximately $500 million before expenses through its initial placement of 48,400,000 Ordinary Shares and the Warrants on November 20, 2017 and a private subscription by Noam Gottesman and Michael D. Fascitelli for 1,600,000 shares of preferred stock, par value $0.0001 per share, of the Company designated as “Series A Founder Preferred Stock” (the “Series A Founder Preferred Stock”).

On February 10, 2020 (the “Closing Date”), Landscape completed the acquisition of AP Wireless from Associated Partners, LP, a Guernsey limited partnership and was renamed Digital Landscape Group, Inc. On October 2, 2020, the Company effected a discontinuance under Section 184 of the BVI Business Companies Act, 2004, as amended, and a domestication under Section 388 of the General Corporation Law of the State of Delaware, pursuant to which the Company’s jurisdiction of incorporation was changed from the British Virgin Islands to the State of Delaware (the “Domestication”). Effective upon the Domestication, the Company was renamed “Radius Global Infrastructure, Inc.” On October 2, 2020, in connection with the Domestication, the Company delisted its Ordinary Shares and Warrants from trading on the LSE and on October 5, 2020 began trading its shares of shares of Class A common stock, par value $0.0001 (the “Class A Common Stock”) on the Nasdaq Global Market under the symbol “RADI”.

AP Wireless was established as a U.S. cell site lease aggregator in 2010 and made its first foreign lease investment in November of 2011. As of December 31, 2022, AP Wireless held assets in, a total of 20 jurisdictions in addition to the United States. We believe that AP Wireless has been a “first mover” in many of these jurisdictions; that is, until its market entry no other parties were engaged in the systematic aggregation of cell site leases in any kind of scale.

Pending Acquisition by EQT and PSP

On March 1, 2023, the Company and APW OpCo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chord Parent, Inc., a Delaware corporation (“Parent”), Chord Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub I”), and Chord Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Merger Sub I (“Merger Sub II” and, together with Parent and Merger Sub I, the “Parent Parties”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (a) Merger Sub II will be merged with and into APW OpCo (the “OpCo Merger”), with APW OpCo surviving the OpCo Merger as a subsidiary of Parent and the Company (the “Surviving LLC”), and (b) Merger Sub I will be merged with and into the Company, (the “Company Merger” and, together with the OpCo Merger, the “Mergers”), with the Company surviving the Company Merger as a subsidiary of Parent.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Company Merger (the “Company Merger Effective Time”), (a) each share of Class A Common Stock issued and outstanding immediately prior to the Company Merger Effective Time, except as otherwise specified in the Merger Agreement, will be converted into the right to receive $15.00 per share in cash (the “Merger Consideration”), (b) each share of Class B common stock, par value $0.0001 per share, of the Company (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”), issued and outstanding immediately prior to the Company Merger Effective Time will be canceled for no consideration, (c) each share of Series A Founder Preferred Stock, issued and outstanding immediately prior to the Company Merger Effective Time will be converted into the right to receive the Merger Consideration and (d) each share of preferred stock, par value $0.0001 per share, of the Company designated as “Series B Founder Preferred Stock” (the “Series B Founder Preferred Stock” and together with the Series A Founder Preferred Stock, the “Founder Preferred Stock”), issued and outstanding immediately prior to the Company Merger Effective Time will be canceled for no consideration.

In addition, on the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the OpCo Merger (the “OpCo Merger Effective Time”), (a) each unit of limited liability company interests of APW OpCo designated as “Class A Common” units (“Class A Common Units”) under the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 31, 2020 (the “OpCo LLC Agreement”), issued and outstanding immediately prior to the OpCo Merger Effective Time will be converted into one unit of limited liability company interests in the Surviving LLC, (b) each unit of limited liability company interests of APW OpCo designated as “Class B Common” units (“Class B Common Units”) under the OpCo LLC Agreement  issued and outstanding immediately prior to the OpCo Merger Effective Time, except as otherwise specified in the Merger Agreement, will be converted into the right to receive the Merger Consideration and (c) the single unit of limited liability company interests of APW OpCo designated as the “Carry Unit” under the OpCo LLC Agreement will be canceled for no consideration.

If the Merger Agreement is terminated under certain specified circumstances, the Company or Parent will be required to pay a termination fee.  The Company will be required to pay Parent a termination fee of $52 million under specified circumstances, including if the Company terminates the Merger Agreement to enter into a Superior Proposal (as defined in the Merger Agreement) or Parent terminates the Merger Agreement because the Company’s Board of Directors (the “Board”) has made an Adverse Recommendation Change (as defined in the Merger Agreement).  Parent will be required to pay the Company a termination fee of $103 million under specified circumstances, including if the Company terminates the Merger Agreement as a result of Parent’s material breach of the Merger Agreement or Parent’s failure to close the Mergers by the later of (a) five business days after all closing conditions have been satisfied and (b) five business days following the Company’s delivery of a written notice to Parent that all of Parent’s closing conditions have been satisfied or waived and the Company is ready, willing and able to consummate the Mergers.

The consummation of the Mergers is subject to certain conditions, including, among others, (a) the approval and adoption of the Merger Agreement by our stockholders, (b) the absence of a law or order prohibiting the transactions contemplated by the Merger Agreement or imposing a Burdensome Condition (as defined in the Merger Agreement), (c) the termination or expiration of any waiting periods and receipt of approvals under applicable antitrust and foreign investment laws without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (d) compliance by the Company, APW OpCo and the Parent Parties in all material respects with our and their respective obligations under the Merger Agreement, (e) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by the Company, APW OpCo and the Parent Parties, respectively, as of the closing date, (f) no Debt Default (as defined in the Merger Agreement) having occurred and been continuing immediately prior and immediately after giving effect to the Mergers, (g) the Company having a minimum cash balance of $210 million and the Company or any of its subsidiaries having an additional amount of cash of not less than $30 million, in each case at the closing of the Mergers, (h) no effect, change, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement and (i) certain waivers of change of control provisions under our Specified Debt Agreements (as defined in the Merger Agreement) being in full force and effect at the closing of the Mergers. The consummation of the Mergers is not subject to a financing condition. The parties expect the Mergers to close in the third quarter of 2023, although there can be no assurance that the Mergers will occur by that date.

For additional information related to the Merger Agreement, please refer to the relevant materials (including a proxy statement) that we will file with the SEC and that will contain important information about the Company and the Mergers.

Our Business

Through our ownership of AP Wireless, we are one of the largest international aggregators of rental streams underlying wireless and other essential communications infrastructure sites through the acquisition of real property interests and contractual rights. We purchase, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing ground, rooftop or other communications infrastructure lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae or other essential communications infrastructure (each such lease, a “Tenant Lease”). Typically, we acquire the rental streams by way of a purchase of a real property interest in the land underlying the wireless tower, antennae or other essential communications infrastructure, most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provide us with the right to receive all communications rents relating to the property, including the rents from the Tenant Lease. In addition, we purchase contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

As of December 31, 2022 and 2021, we had interests in 9,188 and 8,186 leases that generate rents for us, respectively. These leases related to properties that were situated on 7,024 and 6,211 different communications sites, respectively, throughout the United States and 20 other countries. Our revenue was $135.5 million for the year ended December 31, 2022. As of December 31, 2022, annualized contractual revenue from the rents expected to be collected on the leases we had in place at that time (the annualized “in-place rents”) from AP Wireless assets was approximately $157.6 million. For a definition of annualized in-place rents and a comparison to the most directly comparable financial measure determined in accordance with generally accepted accounting principles in the United States (“GAAP”) revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

We believe that our business model and the nature of our assets provides us with stable, predictable and growing cash flow. First, we seek to acquire real property interests and rental streams subject to triple net or effectively triple net lease arrangements, whereby most taxes, utilities, maintenance costs and insurance are the responsibility of either the owner of the communications infrastructure or the property owner. Furthermore, Tenant Leases contain contractual rent increase clauses, or “rent escalators”, that are tied to a local consumer price index (“CPI”), subject to open market valuation (“OMV”) or at a fixed rate of increase, typically at approximately 3%. As a percentage of revenue for the year ended December 31, 2022 and as a percentage of annualized in-place rents as of December 31, 2022, approximately 99% of our Tenant Leases had contractual rent escalators. Approximately 79% (as a percentage of revenue for the year ended December 31, 2022) and 82% (as a percentage of annualized in-place rents as of December 31, 2022) of our Tenant Lease contractual rent escalators were either tied to a local CPI or subject to OMV, and the remainder were fixed escalators. In addition, AP Wireless has historically experienced low annual churn as a percentage of revenue, ranging from 1% to 1.5%, primarily due to the significant network challenges and expenses incurred by owners of communications infrastructure in connection with the relocation of these infrastructure assets to alternative sites. Finally, we seek to obtain the ability to negotiate amendments and renewals of our Tenant Leases, thereby providing us with additional recurring revenue and one-time fees.

Our Strategy

We seek to continually expand our business primarily by: implementing organic growth strategies, including expanding into different geographies, asset classes and technologies; continued acquisition of real estate interests and contractual rights supporting wireless communications sites and other communications infrastructure; the use of annual rent escalators, the addition of new tenants and lease modifications; and developing a portfolio of infrastructure assets including through acquisition or build to suit. We intend to achieve these objectives by:

Growing Through Additional Acquisitions. We intend to continue to pursue acquisitions of real property interests and contractual rights underlying communications infrastructure, utilizing the expertise of our management and our proven, proprietary underwriting process to identify and assess potential acquisitions. When acquiring real property interests and contractual rights, we aim to target communications infrastructure locations that are essential to the ongoing operations and profitability of the respective tenants, which we expect will result in continued high tenant occupancy and cash flow stability. We have established a local presence in high opportunity countries in order to expand our operating jurisdictions through acquisitions in those countries. In addition, we can utilize our advanced acquisition expertise to pursue acquisitions and investments in either single assets or portfolios of assets.

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

Leveraging Existing Platform and Continued Expansion of our Business into the Broader Communications Infrastructure.  We are acquiring and in some cases increasing our expenditures on acquisitions of additional like-kind, long-dated rental streams within the communications infrastructure market segment that have similar characteristics to our core “Tenant Lease” (i.e., an existing lease between a property owner and an owner of a wireless tower or antenna), including investing in Tenant Leases underneath (i) mobile switching centers, which are digital communication fiber exchanges that make the connection between mobile users within networks, from mobile users to the public switched telephone network, and from mobile users to other mobile networks, (ii) distributed antenna system (DAS) networks, which are a way to address isolated spots of poor coverage in a large building or facility (such as a hospital or transportation hub) by installing networks of small antennae to serve as repeaters, (iii) build-to suit-opportunities for which we are contracted to build communications infrastructure (such as wireless towers) and lease such equipment to tenants on a long-term basis, and (iv) data centers, which are large groups of networked computer servers typically used by organizations for remote storage, processing or distribution of large amounts of data that are typically located in a stand-alone building.

Our Assets

Types of Assets

As of December 31, 2022, we have acquired a total of 9,529 leases (including non-renewed or terminated leases) since the inception of AP Wireless in 2010. As of December 31, 2022 and 2021, we had interests in 9,188 and 8,186 leases that generate rents for us, respectively. These outstanding leases related to properties that were situated on 7,024 and 6,211 different communications sites, respectively. Each of these “assets” is the right to receive the rent payable under the Tenant Lease entered into between the property owner or current lessor of the property and the owner of the wireless communication towers, antennae or other assets installed at such site. These tenants typically are either wireless carriers (mobile network operators, or “MNOs”) or tower companies. We acquire these interests primarily through individually negotiated transactions with the property owners. Our revenue growth rate from in-place escalators associated with in-place Tenant Leases has historically ranged from approximately 3% to 5%, and approximately 1% to 1.5% of our leases are lost annually due to non-renewal or terminations.

The majority of these assets are real property interests of varying legal structures (such as easements, usufructs, leases, surface rights or fee simple interests), which provide us the right to receive the income from the Tenant Lease rental payments over a specified duration. The real property right granted to us is typically limited to the land underlying the area of the communication asset. However, in certain circumstances, we purchase interest in a larger portion of the real property. For rooftop interests, we typically create an interest in the entire rooftop rather than just the portion of the rooftop underlying an antenna, to permit it to grant additional rights to new or existing tower or antenna operators. The scope of the real property interest is also typically tied to our use for wireless communication assets. We also purchase contractual rights in the rental stream, such as through an assignment of rents, either individually or in connection with the purchase of the real property right.

As set forth in the table below, approximately 91% and 93% of the total portfolio was generated from real property interests (including fee simple interests), based on total revenue for the year ended December 31, 2022 and annualized in-place rents as of December 31, 2022, respectively, and 6% and 7% was generated from contractual property interests, based on total revenue for the year ended December 31, 2022 and annualized in-place rents as of December 31, 2022, respectively. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. Our revenue was $135.5 million for the year ended December 31, 2022.

(in thousands)	Revenue for the year ended December 31, 2022		Percentage of Total	Annualized In-Place Rents as of December 31, 2022		Percentage of Total Annualized In-Place
Asset Type	U.S.	International	Revenue	U.S.	International	Rents
Real Property Interests (including Fee Simple Interests)	$21,024	$101,549	91%	$21,469	$125,507	93%
Contractual Rights without a Real Property Interest	399	7,841	6%	428	10,149	7%
Other revenue	—	4,643	3%	—	—	0%
Total	$21,423	$114,033	100%	$21,897	$135,656	100%

Real Property Interests. As of December 31, 2022, we had an aggregate of 7,580 leases arising from real property interests, other than fee simple interests. These real property interests vary by jurisdiction and often bifurcate portions of ownership. In the United States, the real property interests are generally easements. In the United Kingdom, we typically enter into “head leases” with the property owner or leaseholder which, as a matter of law, inserts us between the property owner or leaseholder and the tenant. In other jurisdictions, we may purchase from the property owners (i) a “usufruct”, which is a real property right that provides us with the ability to benefit from a property arising from the specified use (in this case use for wireless communications services) for a specified duration or (ii) a “surface right”, which is a real property right to benefit from and use the surface of a property for a specified duration. Under a usufruct or surface right, we become, in accordance with local law, the legal beneficiary of any leases pre-existing on such property and typically have the right to negotiate any new leases during the specified duration. At the end of the specified duration, the full property rights again are vested in the property owner. In each case, these real property rights are registered with the property registry in the applicable jurisdiction to provide constructive notice of such interests and to protect against subsequent creditors.

As of December 31, 2022, we had an aggregate 1,608 leases arising from real property interests that were fee simple interests. The assets associated with fee simple interests were primarily held in the United Kingdom (780), Italy (240), the United States (70) and the Netherlands (66). Fee simple ownership confers the greatest bundle of property rights available to us in any jurisdiction. The size of fee simple holdings is typically limited to the land underlying or other real property containing the communication structure and, in certain cases, the surrounding areas for ancillary structures. When we hold a fee simple interest, we will enter into a Tenant Lease directly with the tower owner (the MNO or tower company). In most of our fee simple interests, we have entered into a Tenant Lease that imposes on the tenant the responsibility for taxes, insurance, maintenance and utilities for such property.

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

Common Asset Attributes

Non-disturbance Agreements. When we acquire a real property interest in connection with a property subject to a mortgage, we usually also enter into a non-disturbance agreement (or local equivalent) with the mortgage lender in order to protect us from potential foreclosure on the property owner at the infrastructure location, which foreclosure could, absent a non-disturbance agreement (or local equivalent), extinguish our real property interest. In some instances in which we obtain non-disturbance agreements, we remain subordinated to some indebtedness. As of December 31, 2022, substantially all of our real property interests were either subject to non-disturbance agreements or had been otherwise recorded in local real estate records in senior positions to any mortgages.

Revenue Sharing. In most jurisdictions, the instruments granting us the real property interests or contractual rights may contain revenue sharing arrangements with property owners. These revenue sharing arrangements have varying structures and terms, but generally provide that, upon an increase in the rent due under a new Tenant Lease, the existing lease or a renewal of such lease, the property owner is entitled to receive a percentage of the additional rent payments. These revenue sharing amounts are individually negotiated and range from 20% to 50%.

Triple Net Nature of the Assets. Through the acquisition of real property interests and contractual rights from the property owner, we obtain the property owner’s rights to the rental streams payable under the Tenant Lease. Generally, we do not assume, and contract back to the property owner, the obligations under the pre-existing Tenant Lease, such as the obligations to provide quiet enjoyment of the property or to pay property taxes. Typically, our assets are subject to triple net or effectively triple net lease arrangements, meaning that the tenants or the underlying property owners are contractually responsible for property level operating expenses, including taxes, utilities, maintenance capital and operating expenditures and insurance. For the fiscal year ended December 31, 2022, our property taxes, utilities, maintenance and insurance expenses were approximately 5% of revenue. We believe that our triple net and effectively triple net lease arrangements support a stable, consistent and predictable cash flow profile due to the following characteristics:

•	limited equipment maintenance costs or obligations;
•	limited property level maintenance capital expenditures; and
•	limited property tax, utilities, or insurance obligations.

Assets with triple net lease arrangements represented 60% of revenue for the year ended December 31, 2022 and 55% of annualized in-place rents as of December 31, 2022. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

Asset Terms. The terms of our real property interests, other than our fee simple interests, generally range from 30 years to 99 years, although some are shorter, and provide us with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. As of December 31, 2022, the weighted average remaining term of our real property interests was 66.4 years and specifically, 59.4 years for our interests in the United States and Canada, 75.3 years for our interests in Europe and Australia and 30.2 years for our interests in South America and Mexico. In the majority of cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides us with the right and opportunity for renewals and extensions. For more information regarding the terms of our Tenant Leases, see “Tenant Lease Terms”. The table below provides an overview of the remaining term under our real property interests and contractual rights as of December 31, 2022.

Remaining Asset Term	Revenue for year ended December 31, 2022 (in thousands) *	Percentage of Total Revenue *	Number of Leases as of December 31, 2022	Annualized In- Place Rents as of December 31, 2022 (in thousands) **	Percentage of Total Annualized In-Place Rents **
5 years or less	$71	0%	20	$533	0%
5 to 20 years	7,786	6%	1,063	14,113	9%
20 to 40 years	46,316	35%	4,265	46,573	30%
40 to 60 years	10,336	8%	932	9,444	6%
> 60 years	66,304	51%	2,908	86,890	55%
Total	$130,813	100%	9,188	$157,553	100%

*	Revenue excludes revenue from “Other” asset types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

Communication Structures. Our real property interests and contractual rights typically underlie either a wireless communications tower, an antenna or a fiber exchange. Our structure types include rooftop sites, wireless towers (including monopoles, self-supporting towers, stealth towers and guyed towers) and other structures (including, for example, fiber exchanges, data centers, water towers and church steeples) where communications infrastructure assets are located. The table below provides an overview of our portfolio of assets by structure type. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”. Our revenue was $135.5 million for the year ended December 31, 2022.

Structure Type	Revenue for the year ended December 31, 2022 (in thousands) *	Percentage of Total Revenue *	Annualized In- Place Rents as of December 31, 2022 (in thousands) **	Percentage of Total Annualized In- Place Rents **
Towers	$53,369	41%	$59,020	37%
Rooftops	28,364	22%	30,024	19%
Other Structures	49,080	37%	68,509	44%
Total	$130,813	100%	$157,553	100%

*	Revenue reported for each component excludes revenue from “Other” asset types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

Geographic Distribution

We own assets throughout the United States and the following 20 countries: Australia, Belgium, Brazil, Canada, Chile, Colombia, France, Germany, Greece, Hungary, Ireland, Italy, Mexico, the Netherlands, Portugal, Romania, Spain, Turkey, the United Kingdom and Uruguay. As of December 31, 2022, approximately 17% of our revenue was generated from sites that were located in the United States and Canada, approximately 68% of our revenue was generated from sites that were located in Europe and Australia and approximately 15% of our revenue was generated from sites that were located in South America and Mexico.

Global Operations

Our corporate offices are located in Bala Cynwyd, Pennsylvania and New York, New York. AP Wireless’s operations are headquartered in San Diego, California, with offices also in the following regions: (i) Northern Europe (the United Kingdom, Ireland, the Netherlands, Belgium, Germany and Hungary), (ii) Southern Europe (France, Spain, Italy, Greece, Romania, Turkey and Portugal), (iii) Spanish LatAm (Mexico, Brazil, Colombia and Chile), and (iv) United States, Canada and Australia. Executive, regional and country leaders have responsibility across the full range of AP Wireless’s activities, from acquisitions to property management.

The table below sets forth our top geographic markets, based on revenue for the year ended December 31, 2022 and annualized in-place rents as of December 31, 2022.

Country	Revenue for the year ended December 31, 2022 (in thousands)	Annualized In- Place Rents as of December 31, 2022 (in thousands) *	Percentage of Total Annualized In- Place Rents *
Italy	$46,043	$62,911	40%
United Kingdom	25,903	24,633	15%
United States	21,532	21,897	14%
Other Eurozone countries	16,655	18,674	12%
Other	25,323	29,438	19%
Total	$135,456	$157,553	100%

*

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

The table below presents our principal jurisdictions, calculated on a percentage of revenue generated for the years ended December 31, 2022 and 2021 (based on the billing addresses of the related in-place tenants).

Country	Year ended December 31, 2022	Year ended December 31, 2021
Italy	34%	25%
United Kingdom	19%	23%
United States	16%	17%
Other Eurozone Countries	12%	14%
Other	19%	21%
Total	100%	100%

Before entering into a new geographic market, we evaluate numerous factors, including the following: (i) political stability, (ii) the rule of law, including the ability to obtain judicial enforcement of our property rights and contract rights, (iii) the reliability, quality and accessibility of local property registries, (iv) macro-economic fundamentals, including inflation and exchange rates, (v) the ability to raise reasonably priced debt at appropriate leverage multiples to support local acquisitions, (vi) the total addressable market, (vii) taxes, including transfer and/or recordation taxes and indirect taxes such as VAT, (viii) regulatory issues, if any, (ix) the extent of competition in and the maturity of the wireless communications market, (x) consolidation risk among tower companies and MNOs, (xi) the potential for sale-leasebacks and/or lease-leasebacks between MNOs and tower companies, (xii) passive and active network sharing risk between MNOs, (xiii) the nature and creditworthiness of the local tower companies and/or MNOs, (xiv) our relationships with local tower companies and MNOs in the market based on our operations in other markets, and (xv) the overall cultural compatibility with the target jurisdiction in question.

Tenant Base

The counterparties to the Tenant Leases from which we derive our revenue are generally either large MNOs or tower companies that have a national or international footprint. For the year ended December 31, 2022, our top 20 tenants comprised 82% of our revenue. As of December 31, 2022, our top 20 tenants represented 86% of our annualized in-place rents. Investment-grade tenants, which include AT&T Mobility, Verizon, Telefónica, Orange and Vodafone in the wireless carrier industry and American Tower, Crown Castle and Vantage Towers in the cellular tower industry, constituted 51% of the revenue of our top 20 customers. For the year ended December 31, 2022, our top five tenants generated approximately 54% of our revenue, and, as of December 31, 2022, generated approximately 58% of our annualized in-place rents. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

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

We monitor tenant credit quality on an ongoing basis by reviewing credit ratings of our tenants and, when necessary and where available, the publicly filed financial reports, press releases and other publicly available industry information regarding the parent entities of tenants.

Tenant Lease Terms

The Tenant Leases underlying our assets are typically structured with automatically renewable periodic terms. Tenant Leases, as originally entered into with the property owners and classified as operating leases, typically have initial stated terms of five years, with multiple five-year renewal periods at the option of the tenant. As of December 31, 2022, the weighted average remaining lease term of our Tenant Leases is approximately ten years including renewal terms. Our Tenant Leases produce an average of approximately $1,429 per month in rental payments but can range above and below that significantly. In addition, substantially all of our Tenant Leases include built in rent escalators, which are typically CPI increases, OMV increases or are at a fixed percentage of approximately 3% and increase rent annually or on the renewal of the lease term. As a percentage of revenue for the year ended December 31, 2022 and as a percentage of annualized in-place rents as of December 31, 2022, approximately 99% of our Tenant Leases had contractual rent escalators. Approximately 79% (as a percentage of revenue for the year ended December 31, 2022) and 82% (as a percentage of annualized in-place rents as of December 31, 2022) of our Tenant Lease contractual rent escalators were either tied to a local CPI or subject to OMV, and the remainder were fixed escalators. The table below sets forth our contractual rent escalators as of December 31, 2022, including as a percentage of revenue and as a percentage of annualized in-place rents.

Contractual Rent Escalator Type	Revenue for the year ended December 31, 2022 (in thousands) *	Percentage of Total Revenue *	Number of Tenant Leases Containing Escalator as of December 31, 2022	Annualized In-Place Rents as of December 31, 2022 (in thousands) **	Percentage of Total Annualized In- Place Rents **
Index	$89,782	69%	5,726	$115,258	73%
Higher of Index/ OMV	5,258	4%	528	5,327	4%
OMV	7,316	6%	916	7,407	5%
Fixed	26,307	20%	1,645	27,251	17%
None	2,150	1%	373	2,310	1%
Total	$130,813	100%	9,188	$157,553	100%

*	Revenue reported for each component excludes revenue from “Other” asset types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

Although Tenant Leases are typically structured as long-term leases with fixed rents and rent escalators, Tenants generally have the contractual right to terminate their leases upon 30 to 180 days’ notice. The table below summarizes the remaining lease terms of the Tenant Leases underlying our assets as of December 31, 2022, including as a percentage of revenue and as a percentage of annualized in-place rents.

Lease Expiration *	Revenue for the year ended December 31, 2022 (in thousands) **	Percentage of Total Revenue **	Number of Leases as of December 31, 2022	Annualized In- Place Rents as of December 31, 2022 (in thousands) ***	Percentage of Total Annualized In- Place Rents ***
Less than or equal to 5 years	$48,225	37%	4,878	$54,630	35%
5 to 10 years	45,363	35%	1,999	54,460	35%
10 to 15 years	19,533	15%	1,041	26,099	17%
15 to 20 years	5,751	4%	477	6,662	4%
Over 20 years	11,941	9%	793	15,702	9%
Total	$130,813	100%	9,188	$157,553	100%

*	Assumes full exercise of remaining renewal terms.
**	Revenue reported for each component excludes revenue from “Other” asset types.
***

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

The table below sets forth the frequencies of rental payments under the Tenant Leases underlying our assets as of December 31, 2022, including as a percentage of revenue and as a percentage of annualized in-place rents.

Payment Frequencies	Revenue for the year ended December 31, 2022 (in thousands) *	Percentage of Total Revenue *	Number of Leases as of December 31, 2022	Annualized In- Place Rents as of December 31, 2022 (in thousands) **	Percentage of Total Annualized In-Place Rents **
Monthly	$42,248	32%	2,712	$48,447	31%
Quarterly	45,667	35%	1,692	60,354	38%
Annual	35,219	27%	4,048	40,154	26%
Semi-Annual and other	7,679	6%	736	8,598	5%
Total	$130,813	100%	9,188	$157,553	100%

*	Revenue reported for each component excludes revenue from “Other” asset types.
**

For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures”.

Our Acquisition and Origination Platform

We have developed proprietary techniques associated with (i) market targeting and evaluation, (ii) jurisdiction-specific structuring from legal and financial perspectives, (iii) jurisdiction-specific documentation, (iv) asset identification, targeting and evaluation (including the construction, operation and maintenance of proprietary databases), (v) culturally appropriate marketing and acquisition techniques, (vi) jurisdiction-specific commercial and legal due diligence, (vii) relationships with more than 50 MNOs and tower companies worldwide, (viii) ongoing relationships with regional and local financial, legal and tax advisors who are familiar with our business, (ix) relationships with local notaries in civil law countries, and (x) jurisdiction-specific property management and human resources practices.

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

As a general matter, when acquiring real property interests, we will target infrastructure locations that are material to the operations of the existing tenants. Historically, the majority of our acquisitions include leases with investment-grade tenants or tenants whose sub-tenants are investment-grade companies. Additionally, we will focus on infrastructure locations with characteristics that are difficult to replicate in the respective market, and those with tenant assets that cannot be easily moved to alternative sites or replaced by new construction.

While we typically make a single upfront payment in exchange for the revenue stream, the underwriting process also provides for the option to structure our payments to the property owner over a period of time, typically paying over a two- to seven-year period (as opposed to 100% upfront). As of December 31, 2022, the weighted average remaining contractual payment term for our liabilities to property owners was 3.1 years.

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

Human Capital

As of December 31, 2022, we had 399 employees, including 396 full-time employees. Of the 399 employees, 264 are male and 135 are female. As of December 31, 2022, we have employees concentrated in the following countries: Australia, Belgium, Brazil, Chile, Colombia, France, Greece, Ireland, Italy, Mexico, Netherlands, Portugal, Spain,  United Kingdom, and the United States.

Competition for qualified personnel has historically been intense, particularly for acquisition directors, finance professionals, and software engineers.

We strive to recognize talent, respect hard work and reward success, and aim to provide an opportunistic environment for all our people to thrive. We believe that our teams around the globe are our most important assets and fundamental to our success. We invest in our employees by providing training and learning opportunities, promoting inclusion and diversity and upholding a high standard of ethics and respect for human rights. With a strong entrepreneurial culture, we embrace our core values: integrity, accountability, teamwork and a performance-minded approach.

We believe in our employees’ rights of freedom of association. As of December 31, 2022, we have employees in 19 different countries and to the extent any specific country (for instance, France, Italy and Brazil) requires the employees to be part of any legally required labor group or plan, we comply with such legal requirements. We are committed to supporting workers’ rights to organize and bargain collectively, where allowed by the law. We maintain positive worker-management relationships that ensure compliance with national employment and labor laws. None of our employees are represented by labor unions and approximately 24% of our employees operate under collective bargaining agreements.

Diversity, Equity & Inclusion

Aligned with our business strategy, our human capital strategy focuses on solutions to attract, develop, engage and retain top diverse talent in each of the countries we operate. Diversity, equity and inclusion (“DEI”) are top priorities for us. To ensure success each of these remains at the core of our business culture, with the intention to infuse fresh ideas, to help us to remain connected to our workforce in a dynamic global market and to ensure mutual respect guides our interactions both internally and externally. We expect employees to embrace these values to ensure our work environment is inclusive and respectful, as well as free of harassment, discrimination and retaliation.

We believe that pay equity is fundamental to our culture and DEI strategy. Compensation is based on job position, responsibilities, experience and performance with incentive opportunities that allow colleagues to share in our success. In 2022, we achieved greater than 99% pay equity across gender.

We are also committed to ensuring diverse representation among our employees. As of December 31, 2022, 34% of our global workforce is made up of women, and 35% of all 2022 new hires identified as women.

We have taken several actions based on the Company’s DEI Steering Committee’s recommendations including:

•	adding MLK Jr. Day and Juneteenth to our paid holiday schedule:
•	influencing the communications of the organization to include culturally relevant information:
•	initiating a laptop donation program; and
•	promoting Radius Cares Campaigns – partnerships with organizations that support childhood education, development, health, and wellness.

In 2023 we expect to continue implementing new DEI initiatives, including through more educational opportunities for the employees, increased community involvement to reach underrepresented areas, and enhanced recruiting efforts to ensure a broader and more diverse applicant pool.

Employee Recruitment & Retention

We work diligently to attract talent across the globe to build teams that meet the current and future demands of our business. In 2021, our Human Resources department developed and implemented a global applicant tracking and onboarding system and provided company-wide training to hiring managers and employees. The training focused on strategic recruitment practices including defining hiring standards, conducting successful interviews, and providing orientation for new employees. The training provided includes required courses by position level, as well as optional courses for professional development. These skill-building programs are aligned around a common set of objectives and framework focused on compliance (including, for example on cybersecurity, anti-bribery and corruption, diversity, equity and inclusion, sexual harassment and other ethics topics), technical, professional and management development. There is an expectation that every employee has a development goal as part of individual performance objectives and that compliance training will occur every 12 months or as required by state law. Upon completion of any training or program, each employee, through the HRIS platform, will be expected to pass a test or digitally acknowledge completion through the HRIS platform. Regular training reinforces our company-wide policies, and for our global offices, the policies and training materials have been translated into applicable local languages. In 2022, 83% of our workforce participated in DEI training. A total of 3,289 courses were completed globally in the HRIS platform.

In 2022, we expanded our efforts into tracking and leveraging information from our applicant tracking system to better understand our attraction and selection practices and thus implement further training and development and strategic sourcing activities to enhance our existing efforts.

During the years ended December 31, 2022, and 2021, our employee population increased by approximately 18% and 9%, respectively, primarily as a result of meeting the demands of a larger asset base and the pursuit of continued growth in our lease revenues.

Employee Engagement

We are committed to maintaining an engaged workforce as we believe engagement is critical to the ongoing achievement of our goals. We monitor employee engagement through regular surveys. In 2022, we expanded our efforts into tracking and leveraging information from our applicant tracking system to better understand our attraction and selection practices and thus implement further training and development and strategic sourcing activities to enhance our existing efforts. In 2022, the vast majority of our employees agreed that they would recommend us as a great place to work, which we consider to be a strong indicator of their engagement. Our overall employee engagement score, as measured by data collected from employee surveys conducted in our human resource information system (“HRIS”) platform, was a 4.9/6, which we interpret to reflect job satisfaction and employees feeling supported by management. We believe our ability to recruit and retain employees and keep them engaged is influenced by the opportunity to do interesting work that supports our mission. We also offer paid days off to engage in volunteer activities to encourage involvement in socially positive efforts, including those that echo our mission.

Total Rewards

We provide compensation and benefits programs that are intended to reward our employees and to help meet their needs. In addition to salaries, and varying by country/region, these programs include:

•	annual bonuses;
•	equity incentive awards;
•	401(k) and pension schemes;
•	comprehensive healthcare and life insurance benefits;
•	parental leaves are provided to all new parents for birth, adoption, or foster placement;
•	health savings and flexible spending accounts;
•	paid time off;
•	meal vouchers;
•	flexible work schedules; and
•	family leave and family care resources.

In addition to our broad-based equity awards program, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical skills and experience.

Talent Development

We believe that learning goes hand in hand with career growth, personal satisfaction, and outstanding results. We aspire to create a learning culture where colleagues actively learn, apply what they have learned to address business challenges and share their knowledge, including their mistakes, to help others grow. Learning is accessible through our HRIS, as well as through social learning and meaningful experiences and exposures with colleagues.

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

Developing our managers is critical to our success as well. We provide resources and tools to all levels of management, including courses to meet regional needs. Managers learn tools and best practices that are intended to enable both management and team success and strengthen competencies to better respond to the needs of a growing and complex organization.

Health, Safety and Well-being

The health and safety of our employees is a high priority. Our employee health vision aims to inspire and empower our people to choose a healthier future for themselves, their families and our business.

Our approach involves:

•	protecting our employees through anticipation and management of workplace health risks;
•	promoting health and well-being by offering programs and solutions that encourage our employees to take responsibility and adopt an approach of learn, feel and choose;

•	supporting our employees during and after injuries, illnesses, helping to create optimum health outcomes; and
•	fostering an environment where employees experience caring leadership.

This approach is underpinned by the principles of respecting privacy and personal choices, enabling informed decision making and supporting a healthy working environment and working conditions.

We view mental health as a fundamental part of our humanity and implemented a comprehensive suite of related programs and benefits in fiscal 2022. These include:

•	employee Assistance Program;
•	one-on-one emotional support hotline; and
•	mental health training and resources are available on a country-by-country basis.

In 2023, we will expand employee resources for mental health and well-being by offering courses for employees to become qualified mental health first aiders, and the creation of an employee mental health resource group for both men and women. We will also mark World Mental Health Day with an entire week dedicated to this topic.

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

In the United Kingdom, for example, we are subject to the Electronic Communications Code, which governs certain relationships between landowners and operators of electronic communications services, such as cellular towers. It gives operators certain rights to install, inspect and maintain electronic communications apparatus, including masts, cables and other equipment on land and structures, even where the operator cannot agree with the landowner as to the terms of such use. Among other measures, the Electronic Communications Code restricts the ability of landowners to charge premium prices for the use of their land by basing the consideration paid on the underlying value of the land, not the value attributable to the high public demand for communications services and provides authority to the courts to determine the rent if the parties are unable to come to agreement. We have devoted and continue to devote a significant amount of management attention and resources to mitigating the potential adverse impact of the Electronic Communications Code, including through dispute resolution, as new and existing tenants in the United Kingdom have attempted to materially reduce the amount of rents paid to us under leases as a result of this law. To date, the Electronic Communications Code has not had a material adverse effect on our business in the United Kingdom, but we cannot provide any assurances that we will continue to be successful in our efforts to mitigate the potential adverse impact of this law on our business in the United Kingdom. In December 2022, the government in the United Kingdom adopted amendments to the Electronic Communications Code in the Product Security and Telecommunications Infrastructure Act, which will extend the reach of the valuation regime in the Electronic Communications Code and may have a material adverse effect on our business in the United Kingdom. For more information on the risks related to the Electronic Communications Code, see “Risk Factors—The Electronic Communications Code enacted in the United Kingdom may limit the amount of lease income we generate in the United Kingdom, which would have a material adverse effect on our results of operations and financial condition”.

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to the communications sites in which we have a real property interest and to the businesses and operations of our lessees, property owners and other surface owners or operators. International, Federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non-compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g., wetlands). Although we do not conduct operations on our properties in the United Kingdom, the MNOs or tower companies on our communications sites may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, the site owners, lessees and other surface interest owners may have liability or responsibility under these laws that could have an indirect impact on our business. For those communications sites in which we hold real property interests that are not full fee simple ownership, our liability is typically limited to damages caused by our actions. However, in limited circumstances certain jurisdictions may seek to impose liability if all other owners are not available. With respect to the communications sites that we own in fee simple, we are subject to environmental liability in accordance with local law.

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

Mobile Data Traffic Growth. The proliferation of mobile devices such as smartphones and tablets and the omnipresence of sophisticated, data-intensive mobile applications and services are expected to drive a strong demand for mobile bandwidth supporting an explosive growth of data usage. The Ericsson Mobility Report, published in November 2022 (the “Ericsson Mobility Report 2022”), estimated that around 93% of all mobile subscriptions will be for mobile broadband by the end of 2028. This demand is expected to drive major MNOs to continue to upgrade and enhance their networks in an effort to improve network quality and capacity. Additionally, global mobile data traffic is predicted to grow by at least 400% between 2022 and 2028, according to the Ericsson Mobility Report 2022. With users demanding faster communication speeds and higher bandwidth, and MNOs looking to compete on network quality, we expect our tenants to continue to enjoy strong demand for their services.

Adoption of Higher Capacity Communication Standards. As data usage continues to rapidly increase, consumer demand is expected to continue to drive the transition from 2G and 3G networks to 4G/LTE and 5G networks globally. Forecasts published in the Ericsson Mobility Report 2022 predict there to be more than 5 billion 5G subscriptions globally for enhanced mobile broadband by the end of 2028, with 74% of all North American mobile subscriptions expected to be for 5G in 2028. The continued adoption of bandwidth-intensive applications is expected to result in a growing demand for high-capacity, multi-location, fiber-based network solutions.

New Technologies and Services. Next generation technologies and new uses for wireless communications are expected to result in new entrants or increased demand in the wireless industry, which may include companies involved in the continued evolution and deployment of machine-to-machine applications (“M2M”), such as connected cars, smart cities and virtual reality. For example, the proliferation of self-driving cars is expected to significantly accelerate in the near future. The commercial application of partially and fully autonomous vehicles will require the deployment of sophisticated and dense mobile networks, with high connection speeds, high reliability and low latency. This and other increases in new technologies and services will require further development of new infrastructures to meet territorial and population coverage requirements.

Consolidation Among MNOs. The U.S. wireless industry has experienced, and may continue to experience, significant consolidation, such as the 2020 merger between Sprint and T-Mobile, resulting in the decommissioning of certain existing communications sites due to overlap of the networks or the rationalization of technology.

Internationally, MNOs are increasingly entering into active and passive network sharing agreements or roaming or resale arrangements which could also result in decommissioning of certain existing communications sites due to network overlap or redundancy. To the extent that an MNO does not need a redundant communication site, it may seek to early terminate or not renew its lease. Consolidation can also potentially reduce the diversity of tenants and give tenants greater leverage over their landlords, such as us, due to overlapping coverage, ability to increase co-location on nearby existing sites and through aggressive lease negotiations on multiple sites.

Privacy and Data Protection

We collect, use, disclose, store and process data, which may include personal data, of: (i) site owners who have agreements with mobile network operators and telecommunication infrastructure providers, (ii) the MNOs and tower companies from whom we receive rental payments, (iii) our employees, and (iv) our service providers. We do not sell data.

We are or may be subject to U.S., European Union (the “EU”), and other foreign laws and regulations relating to privacy, data protection, and cyber and information security (“Data Privacy Laws”), including, among others:

•

state laws that give new data privacy rights to individuals and place restrictions on how we collect and process personal data, such as the California Consumer Privacy Act of 2018, amendments to which came into effect in January 2023, and other state consumer privacy laws that are already in effect or will come into effect this year in other states;

•	data protection laws in the U.S. and certain countries regarding notification to data subjects and/or regulators when there is a security breach of personal data;
•	the General Data Protection Regulation (“GDPR”), which imposes stringent data protection requirements on companies that receive or process personal information from EU residents; and
•

the data privacy legislation in the other jurisdictions where we do business, including, but not limited to, the Italian Privacy Code (Legislative Decree n. 196/2003) and the Brazilian General Data Protection Law (Law n. 13.583/2019), among others.

In addition, our data handling is subject to contractual obligations and industry standards. We also implemented a third-party management program that focuses on data protection and safety.

All of our entities entered into a data transfer agreement that establishes mechanisms for the transfer of information among our different entities from the EU or the United Kingdom to the United States or Latin America. We annually review the data transfer agreement terms to update them to address newly implemented or modified privacy laws. Any of our newly created entities must adhere to this data transfer agreement.

Our efforts to comply with Data Privacy Laws and industry best practices include the creation and maintenance of a data privacy discussion group, which meets quarterly or on an “as needed” basis, with the objective of, among others:

•	auditing internal data privacy and collection process and procedures;
•	managing data-related risk;
•	developing risk management plans;
•	enhancing the existing data protection framework and internal controls;
•	implementing new processes to further protect data;
•	assessing the impact of new data privacy laws and proposed amendments to existing laws;
•

closely monitoring the development of relevant legislation, such as the SEC’s proposed Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure by Public Companies, proposed in March 2022 (SEC Release No. 33-11038); and

•	coordinating data-related employee training programs to expand awareness of our policies, procedures, and applicable laws.

We also engage external experts to assist us with relevant topics discussed in these meetings and to help us implement and modify our policies and stay or become compliant with applicable laws and regulations.

Our efforts to comply with privacy, data protection and information security laws, regulations and other obligations, which include a long-term engagement with a cybersecurity firm to assess IT security and implement IT best practices, penetration testing by independent external parties on a recurring basis and investment in additional server hardware and licenses to monitor security events through the use of a Security Information and Event Management System.

Our global and local data privacy-related policies are periodically reviewed and updated. Our privacy policy is posted on our website at https://www.radiusglobal.com/privacy-policy-0.

For more information on risks related to privacy and data protection, see “Risk Factors—We are subject to laws, regulations and other legal obligations related to privacy, data protection, information and cybersecurity, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.”

Available Information

We maintain a website at www.radiusglobal.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act), proxy statements and other information about us are made available, free of charge, through the Securities and Exchange Commission (“SEC”) Filings section of our website at www.radiusglobal.com/filings/sec-filings and at the SEC’s website at sec.gov as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Relating to our Pending Acquisition by EQT and PSP

The Mergers may not be completed on the terms or timeline currently contemplated, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated prior to the consummation of the Mergers, and the failure to complete the Mergers could adversely affect our business, results of operations, financial condition, and the market price of our Common Stock.

There can be no assurance that the Mergers will be completed in the currently contemplated timeframe, or at all. The consummation of the Mergers are subject to certain conditions, including, among others, (a) the approval and adoption of the Merger Agreement by our stockholders, (b) the absence of a law or order prohibiting the transactions contemplated by the Merger Agreement or imposing a Burdensome Condition (as defined in the Merger Agreement), (c) the termination or expiration of any waiting periods and receipt of approvals under applicable antitrust and foreign investment laws without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (d) compliance by the Company, APW OpCo and the Parent Parties in all material respects with our and their respective obligations under the Merger Agreement, (e) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by the Company, APW OpCo and the Parent Parties, respectively, as of the closing date, (f) no Debt Default (as defined in the Merger Agreement) having occurred and been continuing immediately prior and immediately after giving effect to the Mergers, (g) the Company having a minimum cash balance of $210 million and the Company or any of its subsidiaries having an additional amount of cash of not less than $30 million, in each case at the closing of the Mergers, (h) no effect, change, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement and (i) certain waivers of change of control provisions under our Specified Debt Agreements (as defined in the Merger Agreement) being in full force and effect at the closing of the Mergers.  The consummation of the Mergers is not subject to a financing condition.

While it is currently expected that the Mergers will close on or around the third quarter of 2023, there can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Mergers will be completed in a timely manner or at all. Many of the conditions to completion of the Mergers are not within our or Parent’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Even if regulatory approval is obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the Mergers or otherwise have an adverse effect on us.

The Merger Agreement contains customary mutual termination rights for us and Parent, which could prevent the consummation of the Mergers, including if the Mergers are not completed by September 30, 2023 (subject to extension to November 30, 2023 under certain circumstances).

The Merger Agreement also contains customary termination rights for the benefit of each party, including if the other party breaches its representations, warranties, or covenants under the Merger Agreement in a way that would result in a failure of the other party’s condition to closing being satisfied (subject to certain procedures and cure periods). Additionally, the Merger Agreement provides termination rights, if certain conditions are met, including (a) for Parent, if our Board of Directors makes an Adverse Recommendation Change (as defined in the Merger Agreement), and (b) for us, if our Board of Directors authorizes entry into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement) prior to us receiving stockholder approval of the Merger or if the Parent fails to close the Mergers by the later of (1) five business days after all closing conditions have been satisfied and (2) five business days following the Company’s delivery of a written notice to Parent that all of Parent’s closing conditions have been satisfied or waived and the Company is ready, willing and able to consummate the Mergers.

If the Mergers are not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:

•

the trading price of our Common Stock may significantly decline to the extent that the market price of the Common Stock reflects positive market assumptions that the Mergers will be completed, and the related benefits will be realized;

•

if the Merger Agreement is terminated under certain specified circumstances, we or Parent will be required to pay a termination fee, including that we will be required to pay Parent a termination fee of $52 million under specified circumstances, and Parent will be required to pay us a reverse termination fee of $103 million under specified circumstances;

•	the obligation to pay significant transaction costs, such as legal, accounting and financial advisory costs that are not contingent on closing;

•	the diversion of management and resources towards the Mergers, for which we will have received little or no benefit if completion of the Mergers does not occur; and

•	reputational harm including relationships with customers and business partners due to the adverse perception of any failure to successfully complete the Mergers.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability to solicit or negotiate any alternative acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an alternative acquisition proposal, we may be required to pay a termination fee of $52 million. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Mergers, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances under the Merger Agreement.

While the Merger Agreement is in effect, we are subject to certain interim covenants.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Mergers, and subjects us to customary interim operating covenants that restrict us, without Parent’s approval (such approval not to be unreasonably withheld, delayed or conditioned), from taking certain specified actions until the Mergers are completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The announcement and pendency of the Mergers may result in disruptions to our business, and the Mergers could divert management's attention, disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business.

Our current and prospective employees may experience uncertainty about their future roles with us following the Mergers, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Mergers are pending.

The pending Mergers could cause disruptions to our business or business relationships with our existing and potential tenants, sellers and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Mergers may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses, and fees for professional services and other transaction costs in connection with the Mergers, and many of these fees and costs are payable regardless of whether or not the pending Mergers are consummated.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.

An adverse judgment in any litigation that may be filed to challenge the Mergers may prevent the transaction from becoming effective or from becoming effective within the expected timeframe.

The Company may be subject to stockholder lawsuits challenging the Mergers and such suits may seek, among other things, to enjoin us from proceeding with the stockholder vote on the Mergers. No assurance can be made as to the outcome of these and other similar lawsuits, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. If plaintiffs are successful in obtaining an injunction prohibiting completion the Mergers on the agreed-upon terms, such an injunction may delay the completion of the transaction in the expected timeframe or may prevent the transaction from being completed altogether. Whether or not any plaintiff’s claim is successful, such litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.

Risks Relating to our Industry

If the MNOs or tower companies consolidate their operations, exit the wireless communications business or share site infrastructure to a significant degree, our business and profitability could be materially and adversely affected.

The U.S. wireless carrier industry has experienced, and may continue to experience, significant consolidation, such as the 2020 merger between Sprint and T-Mobile. Historically, consolidation among MNO’s has resulted in the decommissioning of certain existing communications sites, including due to overlap of the networks or the consolidation of different technologies. Internationally, MNO’s are increasingly entering into active and passive network sharing agreements or roaming or resale arrangements. These agreements could also result in decommissioning of certain existing communications sites due to network overlap or redundancy.

The Tenant Leases from which we derive most of our revenue can typically be terminated upon a very short notice period, generally 30 to 180 days, regardless of the length of the lease term. To the extent that an MNO does not need a redundant communications site, it may terminate the site’s lease prior to the end of the lease term or simply refuse to renew the lease. As part of our business strategy, we purchase the revenue stream under a lease from the site owner, typically including any renewal periods, and assumes the risk that such lease is early terminated or not renewed. As we do not have recourse to the site owner in the case of such early termination (absent fraud or breach of contractual representations or covenants by such site owner), our ongoing in-place rents and future results may be negatively impacted if a significant number of these leases are terminated or not renewed, materially impairing the value of our real property and contractual interests in such sites.

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

The U.S. and other governments impose requirements and other guidelines relating to exposure to RF energy. Exposure to high levels of RF energy can cause negative health effects. The potential connection between exposure to low levels of RF energy and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community. According to the U.S. Federal Communications Commission, the results of these studies to date have been inconclusive. However, public perception of possible health risks associated with cellular and other wireless communications media could slow the growth of MNOs, which could in turn slow our growth. In particular, negative public perception of, and regulations regarding, health risks could cause a decrease in the demand for wireless communications, which could materially and adversely affect the demand for our assets, the revenue that we are able to generate, and the rate of growth in our business. Moreover, if a connection between exposure to low levels of RF energy and possible negative health effects, including cancer, were demonstrated, we could be subject to numerous claims relating to exposure to RF energy and, even if such claims ultimately had no merit, our financial condition could be materially and adversely affected by having to defend such claims.

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

If we are unable to make accretive acquisitions of real property interests and contractual rights in the revenue streams of Tenant Leases, our growth could be limited. As none of the individual revenue streams that we acquire are material, our business model requires us to identify and negotiate a significant number of new interests each year in order to deliver material growth. We may experience increased competition for these assets from new entrants to the industry. Further, in some jurisdictions, including Europe, the number of wireless towers and antennae owned by tower companies, as compared to MNOs, is growing quickly. These tower companies may be more likely to seek to own or control the land underlying their tower as that is their asset or service as compared to the MNOs who have traditionally allocated their capital to network development rather than acquisition of the underlying real property. This could make the acquisition of high-quality assets significantly more costly or prohibitive. The wireless tower companies may be larger than us and may have greater financial resources than we do, while other competitors may apply less stringent investment criteria than we do. Higher prices for assets or the failure to add new assets to our portfolio could make it more difficult to achieve our anticipated returns on investment or future growth, which could materially and adversely affect our business, results of operations or financial condition.

If the Tenant Leases for the wireless communication tower or antennae located on our real property interests are not renewed with similar rates or at all, our future revenue may be materially affected.

A significant portion (approximately 16% of revenue for the year ended December 31, 2022 and 14% of annualized in-place rents as of December 31, 2022) of the Tenant Leases located on communications sites on which we hold a property interest are either hold-over leases or will be subject to renewal over the next 12 months. The MNOs and tower companies are under no obligation to renew their ground or rooftop leases. In addition, there is no assurance that such tenants will renew their current leases with similar terms or rental rates even if they do want to renew. The extension, renewal or replacement of existing leases depends on a number of factors, several of which are beyond our control, including the level of existing and new competition in markets in which we operate; the macroeconomic factors affecting lease economics for our current and potential customers; the balance of supply and demand on a short-term, seasonal and long-term basis in our markets; the extent to which customers are willing to contract on a long-term basis and the effects of international, federal, state or local regulations on the contracting practices of our customers. Unsuccessful negotiations could potentially reduce revenue generated from the assets. As a result, we may not fully recognize the anticipated benefits of the assets that we acquire, which could have a material adverse effect on our results of operations and cash flow. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

Most of the Tenant Leases associated with our assets may be terminated upon limited notice by the MNO or tower company, and unexpected lease cancellations could materially impact cash flow from operations.

Most of the Tenant Leases associated with our assets permit the MNO or tower company tenant to cancel the lease at any time with limited prior notice, typically requiring the tenant to provide only 30 to 180 days’ advance notification to terminate the lease. Cancellations are determined by the tenants themselves in their sole discretion. For instance, sites are independently assessed by tenants for their ability to provide coverage. This assessment is made prior to construction or installation of the asset and there is no guarantee such coverage will remain static in the future due to independent developments, technological developments, property and infrastructure developments (e.g., construction of new buildings and roads), foliage growth or other physical changes in the landscape that are unforeseeable and out of our control. We have previously experienced terminations and cancellations of leases for the following reasons:

•	network consolidations and mergers that make a particular tower site redundant for an MNO;
•	primarily in the United Kingdom, where the MNO has a shared lease with the tower company or tower owner and we only receive a portion of the shared rent;
•	the MNO secures an alternative site to allow it to save operational expenses; and
•	the MNO identifies a location that provides better coverage and renders the existing site obsolete or unused.

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

We have purchased, for an upfront fee, the future revenue stream pursuant to the underlying Tenant Leases and subsequent leases and do not have recourse to the site owner if the tenant fails to make such future payments (absent fraud or breach of contractual representations or covenants by such site owner). Due to the long-term nature of most cell site leases, including the Tenant Leases and their sub-leases, our financial performance is dependent on the continued financial strength of the tenants, including the MNOs, tower companies and other owners of structures where we own the attached property rights, many of whom operate with substantial leverage. Many tenants and potential tenants rely on capital raising activities to fund their operations and capital expenditures, and downturns in the economy or disruptions in the financial and credit markets may make it more difficult and more expensive to raise capital. If, as a result of a prolonged economic downturn or otherwise, one or more of our tenants experienced financial difficulties or filed for bankruptcy, such an event could result in uncollectible accounts receivable and an impairment of our deferred rent asset. In addition, it could result in the loss of significant customers and all or a portion of our anticipated lease revenue from certain tenants, all of which could have a material adverse effect on our business, results of operations and cash flows. In addition, if the Tenant Lease tenants or sub-lessees (or potential tenants or sub-lessees) are unable to raise adequate capital to fund their business plans, they may reduce their spending, file for bankruptcy, or terminate operations, which could materially and adversely affect demand for the communications sites and the rental rates that we will be able to charge upon renewal.

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

Part of our strategy has been to seek to grow through acquisitions of portfolios of assets or entities that are engaged in similar or complementary businesses. Our ability successfully to implement our acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. The process of integrating a large portfolio of assets or an acquired company’s business into our operations is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of management’s attention that would otherwise be focused on the ongoing operation of our business. The potential difficulties or risks of integrating an acquired company’s business that could materially and adversely affect our business and results of operations include the following, which risks can be magnified when one or more integrations are occurring simultaneously or within a small period of time:

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

•	potential diversion of cash for an acquisition or integration activities that would limit other potential uses for cash including marketing and other investments;
•	the assumption of known and unknown debt and other liabilities and obligations of the acquired company;
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

A majority of our real property and contractual interests (60% of revenue for the year ended December 31, 2022 and 55% of annualized in-place rents as of December 31, 2022) are subject to triple net or effectively triple net lease arrangements under which we are not responsible for paying real property taxes. In the United States, if the property owner or tenant fails to pay real property taxes, any lien resulting from such unpaid taxes would be senior to our real property interest or contract rights in the applicable site. Failure of the property owner or tenant to pay such real property taxes could result in our real property interest or contract rights being impaired or extinguished, or we may be forced to incur costs and pay the real property tax liability to avoid impairment of our assets. Internationally, although our real property interests would typically be senior to any subsequent tax lien, those assets that are contractual rights (such as an assignment of rents) could be subject to liens and be deemed subordinate to such governmental claims. For a definition of annualized in-place rents and a comparison to the most directly comparable

GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

The failure of the property owner or tenant to maintain the property or infrastructure assets could result in a diminution of our real property and contractual interest, which could materially and adversely affect our results of operations.

We are not responsible for maintenance expenditures related to the property or infrastructure for real property and contractual interests subject to triple net or effectively triple net lease arrangements. Failure of the property owner or tenant to maintain the property or infrastructure could result in a diminution of our real property and contractual interests, or we may be forced to incur costs to maintain the property to avoid diminution of our assets. For example, the placement and performance of wireless transmissions might be impaired in a situation where a structure is not adequately maintained by the property owner, which would result in a diminution of the property. A diminution of the property could materially and adversely affect our results of operations through losses in revenue due to terminated Tenant Leases and/or lease payments that are withheld, lower lease renewal rates, the inability to lease the property, costs to maintain the assets and costs related to litigation related to the diminution of the property. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures”.

Security breaches and other disruptions could compromise our information, which would cause our business and reputation to suffer.

As part of our day-to-day operations, we rely on information technology and other computer resources and infrastructure to carry out important business activities and to maintain our business records. We utilize both cloud infrastructure as well as on-premise systems physically located in our offices. These systems are subject to interruption or damage from power outages, internet service provider failures, computer viruses, security breaches, errors, catastrophic events such as natural disasters and other events beyond our control that could halt or impede our business activities. Depending on the nature and scope of the incident, backups might have to be restored in order to resume business. In extreme events, backup systems could become compromised as well.

If such systems and backup systems are compromised, degraded, damaged or breached, or otherwise cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information including information about the MNOs or tower companies or the site owners. This could damage our reputation and disrupt operations, which could adversely affect our business and operating results.

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

Increased scrutiny and changing expectations from investors, lenders, employees, and others regarding our ESG practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, asset and employee acquisition and retention, and access to capital.

Companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, lenders, employees, and other stakeholders have begun to focus increasingly on ESG practices and to place increasing importance on the implications and social cost of their investments and business decisions. For example, an increasing number of investment funds focus on positive ESG practices and sustainability scores when making an investment decision. In addition, investors, particularly institutional investors, use ESG practices and scores to benchmark companies against their peers and if a company is perceived as lagging, such investors may engage with a company to improve ESG disclosure or performance and may also make voting decisions on this basis. Given this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, lender, or employee expectations, which continue to evolve, our reputation and asset acquisition and employee retention may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including human capital management, corporate governance, environmental compliance, employee health and safety practices, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitoring, reporting and implementing various ESG practices. Our failure, or perceived failure, to meet the goals and objectives we set in any sustainability disclosure or the expectations of our various stakeholders could negatively impact our reputation, asset and employee retention, and access to capital.

Risks Relating to our Financial Performance or General Economic Conditions

We have a history of net losses and negative net cash flow; if we continue to grow at an accelerated rate, we may be unable to achieve profitability or positive cash flow at a company level (as determined in accordance with GAAP) for the foreseeable future.

We had an accumulated deficit as of December 31, 2022 and 2021, net losses for the years ended December 31, 2022 and 2021 and for the Successor period from February 10, 2020 to December 31, 2020 of $64.0 million, $69.7 million and $191.9 million, respectively, and net income of $6.2 million for the Predecessor period from January 1, 2020 to February 9, 2020. For the years ended December 31, 2022 and 2021 and for the Successor period from February 10, 2020 to December 31, 2020, we had negative cash flows from operating activities of $13.1 million, $14.5 million and $42.5 million, respectively, and negative cash flows from investing activities of $572.6 million, $470.7 million and $436.3 million, respectively. For the Predecessor period from January 1, 2020 to February 9, 2020, we had negative operating cash flows of $3.5 million and negative cash flows from investing activities of $22.6 million, respectively. Our accumulated deficit and net losses have historically resulted primarily from expenses incurred in acquiring assets, recognizing depreciation and amortization in connection with the properties we own and interest expense. Our negative cash flows have historically resulted from the substantial investments required to grow our business, including the significant increase in recent periods in the number of assets we have acquired. We expect that these costs and investments will continue to increase as we continue to grow our business. These expenditures will make it more difficult for us to achieve profitability and positive cash flow from operations and investing activities, and we cannot predict whether we will achieve profitability for the foreseeable future.

Our results may be negatively affected by foreign currency exchange rates.

We conduct our business and incur costs in the local currencies of the countries in which we operate and, as a result, are subject to foreign exchange exposure due to changes in exchange rates, both as a result of translation and transaction risks.

We are exposed to foreign currency risk to the extent that we enter into transactions denominated in currencies other than our functional currencies (non-functional currency risk), such as our indebtedness. For example, we generate revenue from our Brazilian operations, which are denominated in Brazilian reals, while the indebtedness that funded those operations is presently denominated in Euros and Pound Sterling. Although we generally seek to match the currency of our obligations with the functional currency of the operations supporting those obligations, we are not always able to match the currency of our costs and expenses with the currency of our revenues. Changes in exchange rates with respect to amounts recorded in our consolidated financial statements related to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions.

Although substantially all of our operations are conducted in the local currency of the countries in which we operate, we are also exposed to unfavorable and potentially volatile fluctuations of the U.S. Dollar (our reporting currency), against the currencies of our operating subsidiaries when their respective financial statements are translated into U.S. Dollars for inclusion in our consolidated financial statements. Increasing exchange rate risk has been brought on by external factors such as increasing interest rates in the United States, as well as internal factors as a consequence of high fiscal and external deficits in some of the jurisdictions in which we operate. Volatility in exchange rates can affect our reported revenue, margins and stockholders’ equity both positively and negatively and can make our results difficult to predict. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings or loss as a separate component of equity. Any increase (or decrease) in the value of the U.S. Dollar against any foreign currency that is the functional currency of one of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. Accordingly, we may experience a positive or negative impact on our comprehensive earnings or loss and equity solely as a result of foreign currency translation. AP Wireless’s primary exposure to exchange rate risk during the year ended December 31, 2022 was to the Euro and British Pound Sterling, representing 45% and 19% of our reported revenue during the period, respectively. In addition, our reported operating results are impacted by changes in the exchange rates for the Brazilian real, Chilean peso, Australian Dollar, Mexican peso, Canadian Dollar, Colombian peso, Hungarian forint, Uruguayan Peso and Romanian leu. We generally do not hedge against the risk that we may incur non-cash losses upon the translation of financial statements of our subsidiaries and affiliates into U.S. Dollars; however, even if we were to enter into such hedges, they may not be effective to off-set any such non-cash losses.

We have incurred a significant amount of debt and may in the future incur additional indebtedness. Our payment obligations under such indebtedness may, in the longer term, limit the funds available to us.

As of December 31, 2022 and 2021, we had total outstanding indebtedness of $1,536.4 million and $1,295.5 million, respectively, the majority of which was secured through multiple liens, pledges and other security interests on our assets. Our ability to make scheduled payments or refinance our obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. Taking into consideration our current cash on hand and our available credit facilities, including the maturity of such facilities, we do not believe our ability to service our debt and sustain our operations will be materially affected for at least a 12-month period following the date of this Form 10-K. In addition, we believe that our cash on hand, available restricted cash and future cash from operations of AP Wireless, together with our access to and the credit and capital markets, will provide adequate resources to provide both short-term and long-term liquidity. However, in the longer term, we may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and to pursue growth. If our cash flows and capital resources are insufficient in the longer term to fund our obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness and other obligations or our lenders could seek to foreclose on our assets or could also sell all or substantially all of our assets under such foreclosure or other realization upon those encumbrances without prior approval of our stockholders. In the longer term, we may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt obligations. For more information about our debt obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources”.

The terms of our debt agreements may restrict our flexibility in operating our business.

Under certain of our existing debt instruments, we and certain of our subsidiaries are subject to limitations regarding our business and operations, including limitations on the amounts of certain types of assets that can be acquired or the jurisdictions in which assets can be acquired, limitations on incurring additional indebtedness and liens, limitations on certain consolidations, mergers and sales of assets, and restrictions on the payment of dividends or distributions. Any debt financing that we secure in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital to pursue business opportunities, including potential acquisitions.

These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in our best interests. Further, a failure by us to comply with any of these covenants and restrictions could result in an event of default that, if not waived or cured, could result in the acceleration of all or a substantial portion of the outstanding indebtedness thereunder. For more information about our debt obligations and the covenants and restrictions thereunder, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources”.

Our growth strategy requires access to new capital, which could be impaired by unfavorable capital markets.

Our growth strategy requires significant capital as we primarily purchase for an upfront fee the future stream of rental payments. Any limitations on access to new capital will impair our ability to execute our growth strategy. If the cost of capital becomes too expensive, our ability to grow will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. To the extent that we raise capital through issuance of equity, our stockholders may suffer significant dilution. To the extent that we raise capital through additional debt, that debt (i) may adversely affect our profitability, (ii) may be secured and (iii) would rank senior to any of our equity. We have historically raised a significant portion of our capital through the issuance of secured debt, which has a lower coupon rate than unsecured debt, but our ability to obtain secured debt in the future to execute our growth strategy is subject to our having sufficient assets eligible for securitization that are not subject to prior securitization from our existing debt. Weak economic conditions and volatility and disruption in the financial markets, including as a result of unforeseen events such as the COVID-19 pandemic, could increase the cost of raising money in the debt and equity capital markets substantially while diminishing the availability of funds from those markets, which could materially impact our ability to implement our growth strategy.

A continued increase in market interest rates could increase our interest costs on future debt, reduce the value of our assets and affect the growth of our business, all of which may materially and adversely affect our results of operations and financial condition.

Fluctuations in interest rates may negatively impact our business. Interest rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Interest rates in the countries in which we operate have recently increased significantly from historic lows and may continue to increase in the future. As we continue to raise debt to help fund our business operations, if interest rates continue to increase or stay at higher than recent levels, so could our interest expense for new debt, making the financing of new assets costlier, and so would our interest expense on any variable interest rate indebtedness, which could adversely affect our financial condition and results of operations Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing and increased interest expense on refinanced indebtedness. From time to time, we may manage our exposure to interest rate risk with interest rate hedge contracts that effectively fix or cap a portion of our debt. There can be no assurance that any hedging activities we may use will have the desired beneficial impact on our results of operations or financial condition, and if interest rates decrease, the fair market value of any existing interest rate hedge contracts on outstanding fixed-rate debt would decline.

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

Our efforts to manage these exposures may not be successful. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations.

Our revenue is primarily derived from lease payments due from MNOs and tower operators; consequently, a slowdown in the demand for wireless communication services may adversely affect our business.

Our assets consist primarily of real property interests in wireless communications sites and contractual rights to the revenue stream generated from Tenant Leases. If consumers significantly reduce their minutes of use or data usage or fail to widely adopt and use wireless data applications or new technologies, MNOs could experience a decrease in demand for their services. In addition, delays or changes in the roll out of new spectrum or deployment of new technologies could reduce consumer demand and otherwise materially and adversely affect our future growth and revenues. To the extent that that the demand for wireless communications services decreases, the owners and operators of wireless communications towers and antennae may be less willing or able to invest additional capital in their networks and may even reduce the number of wireless communications sites in their networks, all of which could materially and adversely affect the demand for our assets, the revenue that we are able to generate, and the rate of growth in our business.

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

Inflation may adversely affect our financial condition and results of operations.

A significant majority of our Tenant Leases contain contractual rent escalators that are either tied to a local CPI or subject to OMV. However, contractual rent escalators are not part of all of our Tenant Leases. Increased inflation could have a more pronounced negative impact on our selling, general and administrative expenses, as these costs could increase at a rate higher than the escalations of our rents. Inflation also may adversely affect expenses associated with Tenant Leases that are not triple net lease arrangements, which, under such leases, could result in the rate of increase in operating expenses to exceed the rate of increase resulting from the contractual rent escalators or the incurrence of incremental expenses that may precede the timing of the impact of rent escalations on our reported revenue.

We are a holding company whose principal source of operating cash is the income received from our subsidiaries, which may limit our ability to pay dividends or satisfy our other financial obligations.

We are a holding company with no material assets other than our limited liability company interests in APW OpCo, and therefore we have no independent means of generating revenue or cash flow. To the extent APW OpCo has available cash, we intend to cause APW OpCo to (i)  make distributions to its unitholders, including us, in an amount sufficient to cover all applicable taxes at assumed tax rates and (ii)  reimburse us for our expenses. Our ability to pay dividends will be dependent upon the financial results and cash flows of APW OpCo and distributions received from APW OpCo with respect to our limited liability company interests in APW OpCo. The amount of distributions and dividends, if any, that may be paid from APW OpCo to us will depend on many factors, including its results of operations and financial condition, limits on dividends under applicable law, our subsidiaries’ constitutional documents and documents governing any indebtedness of our subsidiaries, and other factors that may be outside our control. If our subsidiaries are unable to generate sufficient cash flow or APW OpCo does not make distributions to us with respect to our limited liability company interests in APW OpCo for any other reason, we may be unable to make distributions and dividends on the Class A Common Stock, pay our expenses or satisfy our other financial obligations, including our obligations to service and repay our indebtedness and to pay any dividends that may be required to be paid in respect of the Series A Founder Preferred Stock.

Risks Relating to Laws and Regulation

Our operations outside the U.S. are subject to economic, political, cultural and other risks that could materially and adversely affect our revenues or financial position, including risks associated with fluctuations in foreign currency exchange rates.

For the year ended December 31, 2022, approximately 84% of AP Wireless’s revenue arose from business operations outside the U.S., and approximately 86% of AP Wireless’s annualized in-place rents as of December 31, 2022 arose from business operations outside the U.S. For a definition of annualized in-place rents and a comparison to the most directly comparable GAAP financial measure, revenue, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures”. We anticipate that the overall proportion of revenues from our international operations will continue to grow. Accordingly, our business is subject to risks associated with doing business internationally that could materially and adversely affect our business and results of operations, including:

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

•	changes to zoning regulations or construction laws, which could be applied retroactively to our existing communications sites;
•	reluctance or unwillingness of communications site property owners in an existing country of our operations, or in a new country that we determine to enter, generally to do business with a U.S.-

headquartered company or a company engaged in our business, especially where there is no history of such a business in the country; and
•	actions restricting or revoking the MNOs’ spectrum licenses or suspending or terminating business under prior licenses.

The Electronic Communications Code enacted in the United Kingdom may limit the amount of lease income we generate in the United Kingdom, which would have a material adverse effect on our results of operations and financial condition.

The Electronic Communications Code, which came into force on December 28, 2017 as part of the United Kingdom’s Digital Economy Act 2017, governs certain relationships between landowners and operators of electronic communications services, such as cellular towers. It gives operators certain rights to install, inspect and maintain electronic communications apparatus including masts, cables and other equipment on land, even where the operator cannot agree with the landowner as to the terms of the rights. Among other measures, the Electronic Communications Code restricts the ability of landowners to charge premium prices for the use of their land by basing the consideration paid on the underlying value of the land, not the value attributable to the high public demand for communications services and provides authority to the courts to determine the rent if the parties are unable to come to agreement. As a result, our future results may be negatively impacted if a significant number of our leases in the United Kingdom are renegotiated at lower rates. Our revenue for the year ended December 31, 2022 and annualized in-place rent as of December 31, 2022 generated by property located in the United Kingdom was approximately 19% and 15%, respectively. A material reduction in our revenue and annualized in-place rents in the United Kingdom would have a material adverse impact on our results of operations and financial condition.

We have devoted and continue to devote a significant amount of management attention and resources to mitigating the potential adverse impact of the Electronic Communications Code, including through dispute resolution, as new and existing tenants in the United Kingdom have attempted to materially reduce the amount of rents paid to us under leases as a result of this law.  We cannot provide any assurances that we will be able to mitigate the potential adverse impact of this law on our business in the United Kingdom. The government of the United Kingdom has recently passed the Product Security and Telecommunications Infrastructure Act (the “PSTI”) which amends certain provisions of the  Electronic Communications Code. Part of the PSTI extends the valuation provisions currently in the Electronic Communications Code to a wider number of agreements which we hold. This may have a material adverse effect on our results of operations and financial condition.

Unforeseen liabilities under environmental laws could have a material adverse effect on our results of operations and cash flow.

Laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment are applicable to the communications sites in which we have a real property interest and to the businesses and operations of our lessees, property owners and other surface owners or operators. International, federal, state and local government agencies issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and that may result in injunctive obligations for non-compliance. These laws and regulations often require permits before operations commence, restrict the types, quantities and concentrations of various substances that can be released into the environment, require remediation of released substances, and limit or prohibit construction or operations on certain lands (e.g., wetlands). Although we do not conduct any operations on our properties, the MNOs or tower companies on our communications sites may maintain small quantities of materials that, if released, would be subject to certain environmental laws. Similarly, the site owners, lessees and other surface interest owners may have liability or responsibility under these laws that could have an indirect impact on our business. For those communications sites in which we hold real property interests that are not full fee simple ownership, our liability is typically limited to damages caused by our actions. However, in limited circumstances, certain jurisdictions may seek to impose liability if all other owners are not available. With respect to the communications sites that we own in fee simple, we are subject to environmental liability in accordance with local law. Although we do not acquire interests in connection with real property where we are aware that there are or may be any environmental issues, in connection with our core lease prepayment business we generally do not conduct any environmental due diligence such as Phase 1 Environmental Assessments in the United States or similar inquiries outside the United States. Our agreements with lessees, counterparties and other surface owners generally include environmental representations, warranties and indemnities to minimize the extent to which we may be financially responsible for liabilities arising under these laws. However, these counterparties may not have the financial ability to comply with their assumed obligations, which may have a material adverse effect on our results of operations.

We are subject to laws, regulations and other legal obligations related to privacy, data protection, information and cybersecurity, and the costs of compliance with, and potential liability associated with, our actual or perceived failure to comply with such obligations could harm our business.

We collect, use, disclose, store and data of (i) site owners who have agreements with mobile network operators and telecommunication infrastructure providers, (ii) the MNOs and tower companies from whom we receive rental payments, (iii) our employees, and (iv) other service providers. As discussed in more detail in “Business—Privacy and Data Protection,” handling of data is subject to a variety of state, local, and foreign laws and regulations, as well as contractual obligations and industry standards. Regulatory focus on data privacy and security concerns continues to increase globally, and laws and regulations concerning the collection, use and disclosure of personal information are expanding and becoming more complex. We are continuing to assess the impact of new and proposed data privacy and protection laws and proposed amendments to existing laws on our business.

U.S. and global laws and regulations may require notification to individuals and government authorities in the event of a breach of certain personal data, which could result in increased costs stemming from the notification itself or a regulatory inquiry. In addition, our data handling is subject to contractual obligations and industry standards. Any changes in privacy and data protection laws or regulations could also adversely impact the way we use e-mail, text messages and other marketing techniques and could require changes to our marketing strategies. In addition, although we endeavor to comply with our published privacy and data protection policies, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies. Such failures can subject us to potential international, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Our entities entered into data transfer agreements, which establish mechanisms for the transfer of information internationally (e.g., among our different entities from the EU or the United Kingdom to the United States or Latin America). We annually review the data transfer agreement terms to update them to newly implemented or modified privacy laws. However, there are certain unsettled legal issues regarding the adequacy of data transfers among different jurisdictions, the resolution of which may adversely impact our ability to process and transfer personal data.

Our efforts to comply with privacy, data protection and information security laws, regulations and other obligations, which include a long-term engagement with a cybersecurity firm to assess information technology security and implement leading practices, penetration testing by independent external parties on a recurring basis and investment in additional server hardware and licenses to monitor security events through the use of a Security Information and Event Management System, are costly, and we may encounter difficulties, delays or significant expenses in connection with our compliance, or because of our customers’ need to comply or our customers’ interpretation of their own legal requirements. Any failure or perceived failure by us, a company that we acquire, or one of our technology service providers to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security could result in governmental investigations and enforcement actions, litigation, fines and penalties, exposure to indemnification obligations or other liabilities, and adverse publicity, all of which could have an adverse effect on our reputation, as well as our business, financial condition, and results of operation.

The frequency, intensity, and sophistication of cyber-attacks, ransom-ware attacks, and other data security incidents has significantly increased in recent years. Such incidents or attacks may also include the use of data in our systems in a manner inconsistent with our policies, terms, and other documentation. As with many other businesses, our information systems are a target of attacks and we are continually at risk of being subject to attacks and incidents. Due to the increased risk of these types of attacks and incidents, we expend significant resources on information technology and data security tools, measures, and processes designed to protect our information technology systems, as well as the personal, confidential, or sensitive information stored on or transmitted through those systems, and to help ensure an effective response to any cyber-attack or data security incident. Given the evolving nature of security threats and evolving safeguards, there can be no assurance that any preventive, protective, or remedial measures are or will be adequate to address threats that arise. Even security measures that are appropriate, reasonable, and/or in accordance with applicable legal requirements may not be able to fully protect our information technology systems and the data contained in those systems, or our data that is contained in third parties’ systems. Additionally, while we have implemented security measures that we believe are appropriate, a regulator could deem our security measures not to be appropriate given the lack of prescriptive measures in certain data protection laws. Whether or not these measures are ultimately successful, related expenditures could have an adverse impact on our financial condition and results of operations and divert management’s attention from pursuing our strategic objectives.

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

The terms of the Series A Founder Preferred Stock provide that (i)  the Series A Founder Preferred Stock will, in accordance with its terms, automatically convert into Class A Common Stock on a one-for-one basis (subject to adjustment in accordance with our restated certificate of incorporation (the “Charter”)) on December 31, 2027 and (ii) some or all of the Series A Founder Preferred Stock may be converted at the option of the holder, at any time, five trading days following our receipt of a written request from the holder.

In addition, as described more fully in “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities–Dividend Policy,” pursuant to the Charter, the holders of Series A Founder Preferred Stock are entitled to receive, when, as and if declared by the Board, out of assets legally available therefor, a cumulative annual dividend of the Annual Dividend Amount as defined in the Charter) under certain circumstances. Such Annual Dividend Amount will be payable in Class A Common Stock or cash, in the sole discretion of the Board. With respect to the 2021 Annual Dividend Amount, on May 13, 2022, the Board paid a stock dividend of 2,523,472 shares of Class A Common Stock to the holders of the Series A Founder Preferred Stock. Concurrently with the dividend payment, rollover distributions of Class B Common Units held in tandem with the shares of Class B Common Stock were made to the holders of the Series A Rollover Profits Units of APW OpCo, and we issued 138,005 shares of Class B Common Stock to the holders of the Series A Rollover Profits Units of APW OpCo.

The precise number of shares of Class A Common Stock that we may issue pursuant to the terms of the Series A Founder Preferred Stock cannot be ascertained at this time. The issuance of Class A Common Stock pursuant to the terms of the Series A Founder Preferred Stock will increase the number of shares of Class A Common Stock outstanding and dilute your interests in our Class A Common Stock and may have an adverse effect on the market price of the Class A Common Stock.

We may be required to issue additional Class A Common Stock pursuant to the terms of the APW OpCo LLC Agreement upon the redemption or exchange of certain APW OpCo units, which may dilute your interests in the Class A Common Stock.

A member of APW OpCo (other than the Company) holding Class B Common Units pursuant to the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 31, 2020, by and between its members and the Company (the “APW OpCo LLC Agreement”) that are redeemable in accordance with the terms of the APW LLC Operating Agreement (“Redeemable Units”) may cause APW OpCo to redeem such Redeemable Units upon compliance with the procedures set forth in the APW OpCo LLC Agreement. Upon redemption of the Redeemable Units, the holders thereof will be entitled to receive either (i) a number of shares of Class A Common Stock equal to such Redeemable Units (the “Share Settlement”) or (ii) immediately available U.S. Dollars in an amount determined in accordance with the procedures set forth in the APW OpCo LLC Agreement (the “Cash Settlement”) by our independent Directors who are independent for the purposes of the governance standards set forth in section 5600 of the Nasdaq Listing Rules, as the context requires (the “Independent Directors”), who are disinterested. The Independent Directors who are disinterested may, in accordance with the procedures set forth in the APW OpCo LLC Agreement, also effect the direct exchange of such Redeemable Units for the Share Settlement or the Cash Settlement, as applicable, rather than through a redemption by APW OpCo. Simultaneous with such redemption (or direct exchange), the member of APW OpCo whose Redeemable Units were redeemed or exchanged is required to surrender to us for no consideration, and we are required to cancel for no consideration, a number of shares of our Class B Common Stock or the shares of our Series B Founder Preferred Stock), as applicable, equal to the number of Redeemable Units so redeemed or exchanged. The issuance of additional Class A Common Stock pursuant to a redemption or exchange of Redeemable Units pursuant to the APW OpCo LLC Agreement will increase the number of shares of Class A Common Stock outstanding and may therefore dilute your interests in our Class A Common Stock and/or have an adverse effect on the market price of the Class A Common Stock.

We will be required to issue additional Class A Common Stock upon the exercise of our options, which may dilute your interests in the Class A Common Stock.

As of December 31, 2022, we had outstanding options to acquire 4,392,415 shares of Class A Common Stock (1,335,515 of which were vested). The exercise of such options will result in a dilution of the value of a stockholder’s interests in our Class A Common Stock. The potential for the issuance of additional Class A Common Stock pursuant to exercise of the Options could have an adverse effect on the market price of the Class A Common Stock.

Holders of our Common Stock will have the right to elect only five out of our nine Directors, which will limit the ability of such holders to influence the composition of the Board.

Pursuant to the Charter, so long as TOMS Acquisition II LLC, Imperial Landscape Sponsor LLC, Digital Landscape Partners Holding LLC (an entity controlled by TOMS Acquisition II LLC and Imperial Landscape Sponsor LLC) and William H. Berkman (collectively, the “Founder Entities”), their affiliates and their permitted transferees under the Shareholders Agreement in the aggregate hold 20% or more of the issued and outstanding Founder Preferred Stock, such holders will, acting together, have the right to appoint four of the nine directors on the Board (such Directors, the “Founder Directors”), two appointed by William Berkman and Berkman Family Investments, LLC and two appointed by Digital Landscape Partners Holding LLC. In addition, Berkman Family Investments, LLC, on behalf of William Berkman, Scott Bruce, Richard Goldstein and their permitted transferees, will have the right to designate a majority of the Nominating and Governance Committee of the Board, and at least four-ninths of any other committee of the Board will be comprised of Founder Directors or other Directors selected by them. As of December 31, 2022, the Founder Entities hold approximately 94% of the outstanding Series A Founder Preferred Stock. Further, so long as Founder Preferred Stock remain outstanding, we may not increase the size of the Board to more than nine Directors without the prior vote or consent of the holders of at least 80% in voting power of the outstanding Founder Preferred Stock.

In addition, for so long as Centerbridge Partners Real Estate Fund, LP., Centerbridge Partners Real Estate Fund SBS, LP. and Centerbridge Special Credit Partners III, LP., each of which are entities affiliated with Centerbridge Partners, LP (collectively, the “Centerbridge Entities”) hold at least 50% of the Class A Common Stock that they purchased under that certain Subscription Agreement, dated as of November 20, 2019, by and among the Company and the Centerbridge Entities, as amended and supplemented (or any of our shares issued in exchange therefor, including Class A Common Stock), they are entitled to nominate one Director to the Board, subject to reasonable approval by AP Wireless. As of the date of this Form 10-K, the Centerbridge Entities hold 100 % of such shares.

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
•

absent our written consent to an alternative forum, the exclusive jurisdiction of the Court of Chancery of the State of Delaware or, in the case of actions arising under the Securities Act, the federal district courts of the United States, for certain actions against us.

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

The Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders. The Charter also provides that the federal district courts of the United States are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our Directors, officers or employees.

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

The Charter also provides that, unless we consent in writing to an alternative forum, the federal district courts of the United States is the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. While the Delaware Supreme Court has recently upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to this forum provision, a court of a state other than the State of Delaware could decide that such provisions are not enforceable under the laws of that state.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and have consented to the forum provisions in the Charter. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our Directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in the Charter to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Factors that may cause the market price of our securities to fluctuate significantly include, among others:

•	quarterly variations in our operating results;
•	interest rate changes;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	additions or departures of our Directors or executive officers;
•	material announcements by us or our competitors;
•	sales of substantial amounts of our securities by our Directors, executive officers or significant stockholders, or the perception that such sales could occur;
•	announcement or expectation of additional equity or debt financing efforts by us;
•	general economic and political conditions such as recessions, acts of war or terrorism and global pandemics such as the COVID-19 pandemic; and
•	the risk factors set forth in this Form 10-K and other matters discussed herein.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022 and 2021, we had interests in 9,188 and 8,186 leases that generate rents for us, respectively. These outstanding leases related to properties that were situated on 7,024 and 6,211 different communications sites, respectively. Each of these assets is the right to receive the rent payable under the Tenant Lease entered into between the property owner or current lessor of the property and the owner of the communications infrastructure located on such site. The owners of the communications infrastructure typically are either MNOs or tower companies. We acquire these interests primarily through individually negotiated transactions with the property owners.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock has been traded on the Nasdaq Global Market since October 5, 2020 under the symbol “RADI.”

Holders of Common Stock

As of February 23, 2023, there were 22 and 26 holders of record of our Class A Common Stock and Class B Common Stock, respectively.

Dividend Policy

Pursuant to the Charter, the holders of Series A Founder Preferred Stock are entitled to receive, when, as and if declared by the Board, out of assets legally available therefor, a cumulative annual dividend of the Annual Dividend Amount (“Annual Dividend Amount,” as defined in the Charter) for each relevant 12-month (or shorter) period ending on December 31 of the year for which the Annual Dividend Amount is declared (“Dividend Year”) commencing once the Average Price (as defined in the Charter) per share of Class A Common Stock has been $11.50 per share or more for any ten (10) consecutive trading days (the “Triggering Event”). After the first year for which the dividend is paid, the dividend will become payable only if the Average Price during any subsequent year was greater than the highest Average Price in each preceding year in which a dividend was paid in respect of the Series A Founder Preferred Stock, and such dividend will be equal in value to 20% of the increase in the Average Price over the highest Average Price in the preceding year(s) multiplied by the Preferred Share Dividend Equivalent. The stock dividend was declared pursuant to the terms of the Series A Founder Preferred Stock, under which the holders became entitled to receive a cumulative annual dividend when, as and if declared by the Board after the volume weighted average price of the Class A Common Stock was at or above $11.50 for ten consecutive trading days. This dividend on the Series A Founder Preferred Stock is payable in cash or in shares of Class A Common Stock in the sole discretion of the Board.

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

The Annual Dividend Amount for 2021 was $40,832,064 based on a volume weighted average price of the Class A Common Stock over the last ten consecutive trading days of 2021 of $16.1809. With respect to the 2021 Annual Dividend Amount, on May 6, 2022, the Board declared a stock dividend payment of 2,523,472 shares of Class A Common Stock that was paid on May 13, 2022. Based on the volume weighted average price of the Class A Common Stock over the last ten consecutive trading days in 2022, the computed annual dividend amount for 2022 was zero.

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

Under the Merger Agreement, in the case of the Company and any of its subsidiaries that are not directly or indirectly wholly owned by the Company or APW OpCo, we may not establish a record date for, declare, set aside for payment or pay any dividend on, or make any other distribution in respect of, any shares of its capital stock or other equity or voting interests.

Issuer Repurchases of Equity Securities

During the three months ended December 31, 2022, we did not repurchase any equity securities registered pursuant to Section 12 of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

Other information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Recent Sales of Unregistered Securities

On May 13, 2022, concurrently with the dividend payment described above, a rollover profits distribution of 138,005 Class B Common Units was made to the holders of the Series A Rollover Profits Units, resulting in the issuance of 138,005 shares of Class B Common Stock in tandem with the Class B Common Units pursuant to the terms of the APW OpCo LLC Agreement. These securities were issued in reliance on Section 4(a)(2) of the Securities Act and/or Regulation S thereunder.

Performance Graph

The following graph illustrates a comparison from October 5, 2020 (the date our Class A Common Stock commenced trading on the Nasdaq Global Market) through December 31, 2022 of the total cumulative return for the Class A Common Stock, the S&P 500 Market Index and the Dow Jones U.S. Telecommunications Equipment Index. The graph assumes an initial investment of $100 at the market open on October 5, 2020. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

190
170
150
130
110
90
70
50
30
10
10/5/2020
12/31/2020
12/31/2021
12/31/2022
RADI
DOW Jones US Telecommunications Equipment Index
S&P 500 Market Index

Company/Index/Market	Cumulative Total Returns Based on Investment of $100 beginning on October 5, 2020
	10/5/2020	12/31/2020	12/31/2021	12/31/2022
RADI	$100.00	$147.70	$185.06	$135.86
Dow Jones US Telecommunications Equipment Index	100.00	117.93	168.07	126.96
S&P 500 Market Index	100.00	112.17	142.34	114.67

The performance graph above and related text shall not be deemed “soliciting material” and being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K, shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ours, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the year ended December 31, 2022. This discussion should be read in conjunction with the accompanying Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 8 of this Annual Report on Form 10-K.

This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

On February 10, 2020 (the “Closing Date”), we acquired a 91.8% interest in APW OpCo through a merger of one of Landscape’s subsidiaries with and into APW OpCo, with APW OpCo surviving such merger as a majority owned subsidiary of ours. Following the acquisition, the remaining 8.2% interest in APW OpCo was owned by certain Radius executive officers and members of APW OpCo who chose to roll over their investments in AP Wireless as of the Closing Date. Certain securities of APW OpCo issued and outstanding are subject to time and performance vesting conditions. In addition, all securities of APW OpCo held by persons other than the Company are exchangeable for shares of our Class A Common Stock. Assuming all APW OpCo securities had vested and no securities had been exchanged for Class A Common Stock, we would have owned approximately 87% of APW OpCo as of December 31, 2022.

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

AP Wireless purchases the rights associated with the real property interests either through an up-front payment or on an installment basis from landowners. The real property interests (other than fee simple interests which are perpetual) typically have stated terms of 30 to 99 years, although some are shorter, and provide AP Wireless with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. In most cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides AP Wireless with the right and opportunity for renewals and extensions. In addition to real property rights, AP Wireless acquires contractual rights by way of an assignment of rents. The rent assignment is a contractual obligation pursuant to which the property owner assigns to AP Wireless its right to receive all communications rents relating to the property, including rents arising under the Tenant Lease. A rent assignment relates only to an existing Tenant Lease and therefore would not provide AP Wireless the ability automatically to benefit from lease renewals beyond those provided for in the existing Tenant Lease. However, in these cases, AP Wireless either limits the purchase price of the asset to the term of the current Tenant Lease or obtains the ability to negotiate future leases and a contractual obligation from the property owner to assign rental streams from future Tenant Lease renewals.

AP Wireless’s primary long-term objective is to continue to grow its business organically, through annual rent escalators, the addition of new tenants and/or lease modifications, and acquisitively, as it has done in recent years, and to fully take advantage of the established asset management platform it has created.

Pending Acquisition by EQT and PSP

On March 1, 2023, the Company and APW OpCo entered into the Merger Agreement with Parent, Merger Sub I and Merger Sub II. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (a) Merger Sub II will be merged with and into APW OpCo, with APW OpCo surviving the OpCo Merger as a subsidiary of Parent and the Company, and (b) Merger Sub I will be merged with and into the Company, with the Company surviving the Company Merger as a subsidiary of Parent.

On the terms and subject to the conditions set forth in the Merger Agreement, at the Company Merger Effective Time, (a) each share of Class A Common Stock issued and outstanding immediately prior to the Company Merger Effective Time, except as otherwise specified in the Merger Agreement, will be converted into the right to receive the Merger Consideration, (b) each share of Class B Common Stock, issued and outstanding immediately prior to the Company Merger Effective Time will be canceled for no consideration, (c) each share of Series A Founder Preferred Stock, issued and outstanding immediately prior to the Company Merger Effective Time will be converted into the right to receive the Merger Consideration and (d) each share of Series B Founder Preferred Stock, issued and outstanding immediately prior to the Company Merger Effective Time will be canceled for no consideration.

In addition, on the terms and subject to the conditions set forth in the Merger Agreement, at the OpCo Merger Effective Time, (a) each Class A Common Unit, issued and outstanding immediately prior to the OpCo Merger Effective Time will be converted into one unit of limited liability company interests in the Surviving LLC, (b) each Class B Common Unit issued and outstanding immediately prior to the OpCo Merger Effective Time, except as otherwise specified in the Merger Agreement, will be converted into the right to receive the Merger Consideration and (c) the single unit of limited liability company interests of APW OpCo designated as the “Carry Unit” under the OpCo LLC Agreement will be canceled for no consideration.

If the Merger Agreement is terminated under certain specified circumstances, the Company or Parent will be required to pay a termination fee.  The Company will be required to pay Parent a termination fee of $52 million under specified circumstances, including if the Company terminates the Merger Agreement to enter into a Superior Proposal (as defined in the Merger Agreement) or Parent terminates the Merger Agreement because the Board has made an Adverse Recommendation Change (as defined in the Merger Agreement).  Parent will be required to pay the Company a termination fee of $103.0 million under specified circumstances, including if the Company terminates the Merger Agreement as a result of Parent’s material breach of the Merger Agreement or Parent’s failure to close the Mergers by the later of (a) five business days after all closing conditions have been satisfied and (b) five business days following the Company’s delivery of a written notice to Parent that all of Parent’s closing conditions have been satisfied or waived and the Company is ready, willing and able to consummate the Mergers.

The consummation of the Mergers is subject to certain conditions, including, among others, (a) the approval and adoption of the Merger Agreement by our stockholders, (b) the absence of a law or order prohibiting the transactions contemplated by the Merger Agreement or imposing a Burdensome Condition (as defined in the Merger Agreement), (c) the termination or expiration of any waiting periods and receipt of approvals under applicable antitrust and foreign investment laws without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (d) compliance by the Company, APW OpCo and the Parent Parties in all material respects with our and their respective obligations under the Merger Agreement, (e) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by the Company, APW OpCo and the Parent Parties, respectively, as of the closing date, (f) no Debt Default (as defined in the Merger Agreement) having occurred and been continuing immediately prior and immediately after giving effect to the Mergers, (g) the Company having a minimum cash balance of $210.0 million and the Company or any of its subsidiaries having an additional amount of cash of not less than $30 million, in each case at the closing of the Mergers, (h) no effect, change, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement and (i) certain waivers of change of control provisions under our Specified Debt Agreements (as defined in the Merger Agreement) being in full force and effect at the closing of the Mergers. The consummation of the Mergers is not subject to a financing condition. The parties expect the Mergers to close in the third quarter of 2023, although there can be no assurance that the Mergers will occur by that date.

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site acquired by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 9,188 and 8,186 leases as of December 31, 2022 and December 31, 2021, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 7,024 and 6,211 different communications sites as of December 31, 2022 and December 31, 2021, respectively, throughout the U.S. and 20 other countries.

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

Excluding operations in which the functional currency is the U.S. Dollar, the majority of the recorded amounts comprising balances in our consolidated balance sheets and our consolidated statements of operations are denominated in Euros or Pound Sterling. Both currencies weakened significantly as compared to the U.S. Dollar during the year ended December 31, 2022, as declines in the Euro and Pound Sterling exchange rates were approximately 6% and 11%, respectively, as compared to exchanges rates as of December 31, 2021. In addition to the impacts on reported revenues and expenses, translation of asset and liability balances denominated in Euros or Pound Sterling, particularly real property interest assets, were significant in the year ended December 31, 2022, the effects of which were recorded as losses in accumulated other comprehensive income (loss) in the consolidated balance sheet. For the year ended December 31, 2022, losses resulting from foreign currency translation adjustments totaled $58.2 million.

Additionally, we have debt facilities denominated in Euros and Pound Sterling, with U.S. Dollars being the functional currency of each borrowing subsidiary. Obligation balances denominated in Euros and Pound Sterling are translated to U.S. Dollars as of each balance sheet date and any resulting remeasurement adjustments are reported in our consolidated statements of operations as a gain (loss) on foreign currency debt. The declines in the Euro and Pound Sterling exchange rates resulted in the recognition of a foreign exchange gain on debt of approximately $66.1 million for the year ended December 31, 2022.

Interest Rate Fluctuations

Changes in global interest rates, such as the recent significant increases in interest rates in the countries in which we operate, may have an impact on the acquisition price of real property interests. Changes to the acquisition price can impact our ability to deploy capital at targeted returns. Historically, we have limited interest rate risk on debt instruments primarily through long-term debt with fixed interest rates.

Competition

We face varying levels of competition in the acquisition of assets in each operating country. Some competitors are larger and include public companies with greater access to capital and scale of operations than we do. Competition can drive up the acquisition price of real property interests, which would have an impact on the amount of revenue acquired on an annual basis.

Network Consolidation

Most of our Tenant Leases associated with our acquired assets permit the tenant to cancel the lease at any time with limited prior notice. Generally, such lease terminations are permitted with only 30 to 180 days’ notice from the tenant. The risk of termination is greater upon network sharing or a network consolidation and merger between two MNOs.

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

Realized and unrealized gain (loss) on foreign currency debt

Our debt facilities are denominated in Euros, Pound Sterling and U.S. Dollars, with U.S. Dollars being the functional currency of each borrowing subsidiary. Accordingly, as of each balance sheet date, the remeasurement of the foreign currency debt balances to U.S. Dollars results in the recognition of a gain (loss) on foreign currency debt in the consolidated statements of operations.

Interest expense, net

Interest expense primarily includes interest due under our debt agreements and amortization of deferred financing costs and debt discounts or premiums.

Non-GAAP Financial Measures

We use certain additional financial measures not defined by GAAP that provide supplemental information we believe is useful to analysts and investors to evaluate our financial performance and ongoing results of operations, when considered alongside other GAAP measures such as revenue, gross profit, operating income and net cash provided by operating activities. These non-GAAP measures exclude the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitate review of our operating performance on a period-to-period basis.

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

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
(unaudited)
Net loss	$(64,028)	$(69,652)
Amortization and depreciation	79,321	64,440
Interest expense, net	67,167	47,365
Income tax benefit	(3,948)	(327)
EBITDA	78,512	41,826
Impairment - decommissions	3,950	2,998
Realized/unrealized gain on foreign currency debt	(66,140)	(33,656)
Share-based compensation expense	20,989	15,802
Non-cash foreign currency adjustments	4,569	2,430
Transaction-related costs	7,365	1,836
Adjusted EBITDA	$49,245	$31,236

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

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
(unaudited)
Investments in real property interests and related intangible assets	$520,681	$469,725
Committed contractual payments for investments in real property interests and intangible assets	17,277	21,162
Foreign exchange translation impacts and other	(6,878)	(16,899)
Acquisition Capex	$531,080	$473,988

Annualized In-Place Rents

Annualized in-place rents is a non-GAAP measure that measures performance based on annualized contractual revenue from the rents expected to be collected on leases owned and acquired (“in-place”) as of the measurement date. Annualized in-place rents is calculated using the implied monthly revenue from all revenue producing leases that are in place as of the measurement date multiplied by twelve. Implied monthly revenue for each lease is calculated based on the most recent rental payment under such lease. Management believes the presentation of annualized in-place rents provides valuable additional information for users of the financial statements in assessing our financial performance and growth. In particular, management believes the presentation of annualized in-place rents provides a measurement at the applicable point of time as opposed to revenue, which is recorded in the applicable period on revenue-producing assets in place as they are acquired. Annualized in-place rents has important limitations as an analytical tool because it is calculated at a particular moment in time, the measurement date, but implies an annualized amount of contractual revenue. As a result, following the measurement date, among other things, the underlying leases used in calculating the annualized in-place rents financial measure may be terminated, new leases may be acquired, or the contractual rents payable under such leases may not be collected. In these respects, among others, annualized in-place rents differs from “revenue”, which is the closest comparable GAAP measure and which represents all revenues (contractual or otherwise) earned over the applicable period. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites or other digital infrastructure and recorded over the term of the lease. You should not consider annualized in-place rents or any of the other non-GAAP measures we utilize as an alternative or substitute for our results. The following is a comparison of annualized in-place rents to revenue, the most comparable GAAP measure:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue for year ended December 31	$135,456	$103,609
Annualized in-place rents as of December 31	$157,553	$117,924

Results of Operations

Comparison of the results of operations for the year ended December 31, 2022 and 2021

Our selected financial information for the years ended December 31, 2022 and 2021 has been extracted without material adjustment from the consolidated financial information included elsewhere in this Form 10-K.

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Consolidated Statements of Operations Data
Revenue	$135,456	$103,609
Cost of service	6,949	2,493
Gross profit	128,507	101,116
Selling, general and administrative	96,572	73,154
Share-based compensation	20,989	15,802
Amortization and depreciation	79,321	64,440
Impairment—decommissions	3,950	2,998
Operating loss	(72,325)	(55,278)
Realized and unrealized gain on foreign currency debt	66,140	33,656
Interest expense, net	(67,167)	(47,365)
Other income (expense), net	4,445	(992)
Gain on extinguishment of debt	931	—
Loss before income tax benefit	(67,976)	(69,979)
Income tax benefit	(3,948)	(327)
Net loss	$(64,028)	$(69,652)

Revenue

Revenue was $135.5 million and $103.6 million for the years ended December 31, 2022 and 2021, respectively. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental recurring revenue of $38.4 million was generated in the year ended December 31, 2022 from Acquisition Capex incurred during the twelve-month period subsequent to December 31, 2021. The remaining $6.5 million decrease was due primarily to unfavorable foreign exchange rate effects on revenue of approximately $10.4 million, offset primarily by the impacts of rent escalations in our Tenant Leases of approximately $4.4 million.

Cost of service

Cost of service was $6.9 million and $2.5 million for the years ended December 31, 2022 and 2021, respectively. The increase in cost of service was driven primarily by recurring expenses associated with fee simple interests acquired, primarily for property taxes and utilities, during the twelve-month period subsequent to December 31, 2021.

Selling, general and administrative expense

Selling, general and administrative expense was $96.6 million and $73.2 million for the years ended December 31, 2022 and 2021, respectively. General and administrative expense associated with servicing our real property interest assets was $10.2 million and $7.9 million for the years ended December 31, 2022 and 2021, respectively. Legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements increased by approximately $3.1 million and transaction-related costs and expenses related to being a U.S. public company increased by approximately $5.5 million and $0.9 million, respectively, from the year ended December 31, 2021 to the same period in 2022. The remainder of the increase in selling, general and administrative expense was due primarily to higher compensation and other employee-related expenses, resulting primarily from the effects of increased employee headcount and, to a lesser extent, higher incentive-related compensation costs, totaling an aggregate of approximately $8.6 million, and the impacts of higher employee base compensation costs of approximately $1.0 million. For the year ended December 31, 2022, selling, general and administrative expense was favorably impacted by foreign exchange rate effects of approximately $3.1 million.

Share-based compensation

Share-based compensation expense was $21.0 million and $15.8 million for the years ended December 31, 2022 and 2021, respectively. The increase in share-based compensation expense was due primarily to the costs associated with the additional awards granted in February 2022.

Amortization and depreciation

Amortization and depreciation expense was $79.3 million and $64.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in amortization and depreciation was due primarily to amortization on the real property interests acquired during the twelve months subsequent to December 31, 2021.

Impairment—decommissions

Impairment-decommissions was $4.0 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. Tenant decommissions of communications infrastructure sites were 29 and 22 for the years ended December 31, 2022 and 2021, respectively.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a gain of $66.1 million and $33.7 million for the years ended December 31, 2022 and 2021, respectively. The increase in the gain was due primarily to the significant weakening of both the Euro and Pound Sterling relative to the U.S. Dollar during the year ended December 31, 2022, coupled with higher levels of Euro-denominated debt resulting from our financing activities in December 2021 and January 2022.

Interest expense, net

Interest expense, net was $67.2 million and $47.4 million for the years ended December 31, 2022 and 2021, respectively. The increase in interest expense, net was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to December 31, 2021.

Other income (expense), net

Other income (expense), net was income of $4.4 million and expense of $1.0 million for the years ended December 31, 2022 and 2021, respectively. Foreign exchange losses recorded in other income (expense), net was $4.6 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. Included in other income (expense) for the year ended December 31, 2022 was an unrealized gain of approximately $3.3 million resulting from adjusting the carrying amount of an interest rate cap to its fair value as of December 31, 2022. The remaining increase of $4.3 million was primarily due to higher amounts of interest earned on invested cash.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $3.9 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. The increase in the income tax benefit was due primarily to the effect of a 2021 tax rate change in the United Kingdom, totaling approximately $7.1 million, that reduced the income tax benefit for the year ended December 31, 2021, offset by the impacts on our income tax benefit of approximately $2.4 million associated with an increase in foreign nondeductible expenses.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of AP Wireless, (ii) our management of available cash and cash equivalents, (iii) cash distributions on sale of existing assets, if any, and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital infrastructure sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, short-term investments, restricted cash and borrowings available under our credit arrangements. As of December 31, 2022, we had working capital of approximately $203.5 million, including $263.5 million in unrestricted cash and cash equivalents and short-term investments. Additionally, as of December 31, 2022, we had $2.0 million and $88.1 million, including $65.2 million available to use in acquiring international assets, in short-term and long-term restricted cash, respectively.

The summary below presents the significant financing activities that occurred in 2022:

•

In January 2022, AP WIP ArcCo Investments, LLC (“ArcCo Investments”), a subsidiary of AP Wireless, borrowed €225 million ($257.5 USD equivalent) of the amount available under a subscription agreement (the “ArcCo Subscription Agreement”) that provides for loans up to €750 million to ArcCo Investments, as the sole borrower thereunder. In connection with the borrowing under the ArcCo Subscription Agreement, $5.0 million was funded to a debt service reserve account. The initial borrowing accrues interest at a fixed annual rate of approximately 3.2%, which is payable quarterly and is scheduled to mature in January 2030.

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

In addition to the available uncommitted borrowing capacity of approximately $1,285.7 million under our various debt facilities, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt or equity if needed or desired.

Although we believe that our cash on hand, available restricted cash, short-term investments and future cash from operations of AP Wireless, together with our access to and the credit and capital markets, will provide adequate resources to provide both short-term and long-term liquidity, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of AP Wireless and/or its operating subsidiaries, as applicable; (ii) our credit rating or absence of a credit rating and/or the credit rating of our operating subsidiaries, as applicable; (iii) the provisions of any relevant credit agreements and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the current state of the economy. There can be no assurances that we will continue to have access to the credit and capital markets on acceptable terms.

Cash Flows

The tables below summarize our cash flows from operating, investing and financing activities for the periods indicated and the cash and cash equivalents, short-term investments and restricted cash as of the applicable period end.

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash used in operating activities	$(13,079)	$(14,494)
Cash used in investing activities	(572,616)	(470,712)
Cash provided by financing activities	287,583	902,793

(in thousands)	As of December 31, 2022	As of December 31, 2021
Cash and cash equivalents	$224,258	$456,146
Restricted cash	90,025	176,047
Short-term investments	39,205	—

Cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $13.1 million and $14.5 million. Cash paid for interest was $60.6 million and $41.7 million for the years ended December 31, 2022 and 2021, respectively. Offsetting higher interest payments was interest earned on invested cash of approximately $4.3 million in 2022 and an increase in accounts payable, accrued expenses and other long-term liabilities for the year ended December 31, 2022 that was $14.8 million higher than the comparable amount for the year ended December 31, 2021.

Cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021, respectively was $572.6 million and $470.7 million, respectively. Payments to acquire real property interests were $520.7 million and $469.7 million in the years ended December 31, 2022 and 2021, respectively. In 2022, we invested excess cash in U.S. Treasury Bills totaling approximately $39.0 million.

Cash provided by financing activities

Net cash provided by financing activities for the years ended December 31, 2022 and 2021, respectively was $287.6 million and $902.8 million, respectively. In May 2021, we completed an offering of Class A Common Stock, the issuance of which resulted in the receipt of proceeds, net of equity issuance costs, of $191.5 million. In 2021, we received proceeds from the issuance of convertible notes totaling $264.5 million and made borrowings under our Facility Agreement, Subscription Agreement and DWIP II Loan Agreement totaling approximately $154.3 million, $93.9 million and $75.0 million, respectively. During 2021, we received approximately $188.7 million of cash proceeds resulting from the cumulative exercises of approximately 49.2 million outstanding Warrants.

Material Cash Requirements

Below is a summary of our material cash requirements from contractual obligations as of December 31, 2022. More complete descriptions of the terms of our long-term debt arrangements are disclosed in Note 9 to our consolidated financial statements.

Convertible Notes

In September 2021, we issued convertible notes (“Convertible Notes”) in an aggregate principal amount totaling $264.5 million. The Convertible Notes are fully and unconditionally guaranteed by APW OpCo LLC and are senior, unsecured obligations of the Company and APW OpCo.

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

Facility Agreement

AP WIP International Holdings, LLC, a subsidiary of AP Wireless, is the sole borrower under a facility agreement (the “Facility Agreement”) that provides for up to £1,000,000 of borrowings with an initial 10-year term. Through December 31, 2022, cumulative borrowings under the Facility Agreement consisted of €327,150 and £228,700 ($627.9 million equivalent as of December 31, 2022). Loans under the Facility Agreement accrue interest at approximate annual rates ranging from 2.8% to 4.5%. Outstanding principal amounts due under the Facility Agreement as of December 31, 2022 totaling $335.8 million, $147.1 million and $145.0 million mature in October 2027, August 2030 and October 2031, respectively.

Subscription Agreement

AP WIP Investments Borrower, LLC, a subsidiary of AP Wireless, is the sole borrower under a subscription agreement (the “Subscription Agreement”), under which cumulative borrowings through December 31, 2022 consisted of fixed rate and variable rate borrowings of €105.0 million and €40.0 million, respectively, all of which mature in November 2028. As of December 31, 2022, fixed rate borrowings under the Subscription Agreement accrued cash pay interest at rates ranging from 4.0% to 4.25% and interest on the variable rate borrowing was based on the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 3.75%. All borrowings under the Subscription Agreement bear payment-in-kind interest ranging from 1.75% to 2.0%, which were included in the recorded balance of long-term debt totaling $162.6 million as of December 31, 2022. Additionally, we are a party to an interest rate cap agreement, which has a notional amount of €40.0 million and is intended to limit the exposure to increasing interest rates on the variable rate borrowing under the Subscription Agreement in the event that the three-month EURIBOR exceeds 0.25% during the term of the interest rate cap agreement, which terminates in March 2026.

DWIP Loan Agreement

Under the DWIP Subscription Agreement, borrowings totaling $165.0 million bear interest at a fixed rate of approximately 3.6% per annum. Borrowings under the DWIP Subscription Agreement are scheduled to mature in April 2027.

DWIP II Loan Agreement

AP WIP Domestic Investment II, LLC (“DWIP II”), a subsidiary of AP Wireless, is the sole borrower under a junior loan agreement (the “DWIP II Loan Agreement”). Outstanding principal due under the DWIP II Loan Agreement was $75.0 million as of December 31, 2022. Borrowings under the DWIP II Loan Agreement bear interest at 6% and mature in April 2024.

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

Lease and Installment Obligations

As disclosed in Note 4 to the consolidated financial statements, under certain circumstances, we are committed to make future payments under our real property interest arrangements, either as payments under unsecured arrangements determined to be finance leases or as noninterest bearing installments for arrangements that do not qualify as leases. As of December 31, 2022, the aggregate committed contractual obligation under these arrangements was $54.4 million, of which $42.5 million is due during the period beginning on January 1, 2023 and ending December 31, 2025. As disclosed in Note 7 to the consolidated financial statements, we are lessees under operating leases, primarily for the use of office space. As of December 31, 2022, we are contractually committed to make future payments of $1.8 million under operating lease arrangements.

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

Real Property Interests

Our core business is to contract for the purchase of telecom real property interests and contractual rights, typically as leasehold interests or fee simple interests, either through an up-front payment or on an installment basis from property owners who have leased their property to companies that own digital telecommunications infrastructure assets. The costs of acquiring a real property interest are recorded either as a right-of-use asset, if the arrangement is determined to be a lease at the inception of the agreement under ASC Topic 842, Leases (“ASC 842”), or as a telecom real property interest asset in the consolidated balance sheet, if the acquisition meets the definition of an asset acquisition. Telecom real property interests are stated at cost less accumulated amortization.

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

For each arrangement determined to be a lease, we record a lease liability at the present value of the remaining contractually required payments and right-of-use asset in the same amount plus any upfront payments made under the arrangement and any initial direct costs. The incremental borrowing rate used depends on the country and currency in which the arrangement was consummated and approximates an interest rate we would pay under borrowings to purchase such assets on a collateralized basis over similar payment terms.

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

Share-based Compensation Expense

Share-based compensation expense is recorded for equity awards granted to employees and nonemployees over the requisite service period associated with the award, based on the grant-date fair value of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions, as well as making judgments regarding the most acceptable valuation methodology to use in each circumstance. Generally, we use Monte Carlo simulation and Black-Scholes option pricing models. Use of either valuation technique requires that we make assumptions regarding the inputs to such models as to the expected volatility of our Class A Common Stock, the expected term associated with the award and the risk-free interest rate for a period that approximates the expected term, each of which can impact the fair value of each award. For example, a 25% increase in the assumed volatility percentage used in the determination of fair value under the Black-Scholes option pricing model for all options awarded in 2022 would have resulted in an increase in the aggregate fair value of these awards of $0.5 million.

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

Translational Exchange Rate Risk

We are exposed to foreign exchange rate risk arising from the retranslation of our debt agreements in currencies other than its functional currency. In particular, this affects Euro and Pound Sterling loan balances and fluctuation in these loan balances is caused by variation in the closing exchange rates from Euro and Pound Sterling to the U.S. Dollar. As of December 31, 2022, 49% and 18% of our total debt outstanding was denominated in Euros and Pound Sterling, respectively. We are also exposed to translational foreign exchange impacts when we convert our international subsidiaries’ financial statements to U.S. Dollars from the local currency.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For any of the periods presented in our consolidated financial statements, the effect of a hypothetical 10% change in foreign currency exchange rates would not have a material impact on its consolidated financial statements.

Interest Rate Risk

As of December 31, 2022, one borrowing under our Subscription Agreement, representing approximately 3% of our total borrowed funds, is at a floating interest rate. For this borrowing, we have utilized an interest rate cap that is intended to limit the exposure to increasing interest rates on this variable rate borrowing in the event that the three-month EURIBOR exceeds 0.25%. If we were to borrow additional funds that have floating interest rates, we would expect to manage this risk by maintaining an appropriate mix between fixed and floating rate borrowings and hedging activities. For any of the periods presented in our consolidated statements of operations, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the consolidated results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).

Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an audit report on our system of internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Radius Global Infrastructure, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Radius Global Infrastructure, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/members’ deficit and cash flows for the years ended December 31, 2022 and 2021, and for the periods from February 10, 2020 to December 31, 2020 (Successor) and January 1, 2020 to February 9, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

March 1, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

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

10.7+

Radius Global Infrastructure, Inc. 2022 Equity Incentive Plan, as amended and restated as of May 26, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2022).

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

10.30

Amendment Letter, dated April 4, 2022, to the Subscription Agreement, dated as of December 21, 2021, by and among AP WIP ArcCo Investments, LLC, as borrower, AP WIP Investments, LLC, as guarantor, the original subscribers and original holders party thereto, and GLAS USA LLC, as registrar (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File 001-39568), filed on May 10, 2022).

10.31†

Subscription Agreement, dated as of April 21, 2022, by and among AP WIP Holdings, LLC, as borrower, certain of its subsidiaries as Asset Companies, Operating Companies signatory thereto and Holdings Companies, AP Service Company, LLC, the Holders party thereto, Midland Loan Services, a division of PNC Bank, National Association, as Backup Servicer and Deutsche Bank Trust Company Americas, as Collateral Agent, Calculation Agent and Paying Agent (incorporated by reference to Exhibit 10.1 to the Company Form 8-K (file 001-39568), filed on April 26, 2022).

10.32†+	Form of Series C Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File 001-39568), filed on May 10, 2022).

10.33*

First Amendment to the Subscription Agreement, dated November 21, 2022, to the DWIP Subscription Agreement, dated as of April 21, 2022, by and among AP WIP Holdings, LLC, as borrower, certain of its subsidiaries as Asset Companies, Operating Companies signatory thereto and Holdings Companies, AP Service Company LLC, the Holders party thereto, Midland Loan Services, a division of PNC Bank, National Association, as Backup Servicer and Deutsche Bank Trust Company Americas, as Collateral Agent, Calculation Agent and Paying Agent.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. (Registrant)

Date: March 1, 2023	/s/ William H. Berkman
William H. Berkman
Co-Chairman and Chief Executive Officer

/s/ Scott G. Bruce
Scott G. Bruce
President

/s/ Glenn J. Breisinger
Glenn J. Breisinger
Chief Financial Officer and Treasurer

/s/ Gary Tomeo
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

Name	Title	Date

/s/ William H. Berkman	Co-Chairman and Chief Executive Officer	March 1, 2023
William H. Berkman	(Principal Executive Officer)

/s/ Scott G. Bruce	President (Principal Executive Officer)	March 1, 2023
Scott G. Bruce
/s/ Glenn Breisinger	Chief Financial Officer and Treasurer	March 1, 2023
Glenn J. Breisinger	(Principal Financial Officer)

/s/ Gary Tomeo	Chief Accounting Officer	March 1, 2023
Gary Tomeo	(Principal Accounting Officer)

/s/ Michael D. Fascitelli	Co-Chairman	March 1, 2023
Michael D. Fascitelli
/s/ Nick S. Advani	Director	March 1, 2023
Nick S. Advani
/s/ Antoinette Cook Bush	Director	March 1, 2023
Antoinette Cook Bush

/s/ Noam Gottesman	Director	March 1, 2023
Noam Gottesman

/s/ Paul A. Gould	Director	March 1, 2023
Paul A. Gould

/s/ Thomas C. King	Director	March 1, 2023
Thomas C. King

/s/ William D. Rahm	Director	March 1, 2023
William D. Rahm

/s/ Ashley Leeds	Director	March 1, 2023
Ashley Leeds

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185)	F-2

Consolidated Balance Sheets at December 31, 2022 and 2021	F-4

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, for the period from February 10, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to February 9, 2020 (Predecessor)

F-5

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022 and 2021, for the period from February 10, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to February 9, 2020 (Predecessor)

F-6

Consolidated Statements of Stockholders’ Equity/Members’ Deficit for the years ended December 31, 2022 and 2021, for the period from February 10, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to February 9, 2020 (Predecessor)

F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, for the period from February 10, 2020 to December 31, 2020 (Successor) and for the period from January 1, 2020 to February 9, 2020 (Predecessor)

F-9

Notes to the Consolidated Financial Statements	F-10

KPMG LLP

Philadelphia, PA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Radius Global Infrastructure, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Radius Global Infrastructure, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/members’ deficit, and cash flows for the years ended December 31, 2022 and 2021, and for the periods from February 10, 2020 to December 31, 2020 (Successor) and January 1, 2020 to February 9, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, and for the periods February 10, 2020 to December 31, 2020 (Successor) and January 1, 2020 to February 9, 2020 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over the deferred tax liability and deferred tax asset

 As discussed in Note 2 to the consolidated financial statements, the Company is subject to income taxes in the United States and AP WIP Investments is subject to income taxes in certain foreign jurisdictions in which it operates. As of December 31, 2022, the Company’s deferred tax liability was $131,229 thousand and deferred tax asset was $306 thousand.

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

KPMG LLP

Philadelphia, PA

March 1, 2023

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$224,258	$456,146
Restricted cash	1,971	2,085
Short-term investments	39,205	—
Total cash, cash equivalents, restricted cash, and short-term investments	265,434	458,231
Trade receivables, net	8,200	7,933
Prepaid expenses and other current assets	28,773	20,685
Total current assets	302,407	486,849
Real property interests, net:
Right-of-use assets - finance leases, net	379,052	301,865
Telecom real property interests, net	1,569,676	1,174,186
Real property interests, net	1,948,728	1,476,051
Intangible assets, net	12,121	7,914
Property and equipment, net	1,241	1,789
Goodwill	80,509	80,509
Deferred tax asset	306	160
Restricted cash, long-term	88,054	173,962
Other long-term assets	20,124	9,701
Total assets	$2,453,490	$2,236,935
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$48,767	$36,995
Rent received in advance	26,551	24,485
Finance lease liabilities, current	15,589	10,567
Telecom real property interest liabilities, current	7,975	3,828
Total current liabilities	98,882	75,875
Finance lease liabilities	22,277	24,766
Telecom real property interest liabilities	4,483	12,884
Long-term debt, net of debt discount and deferred financing costs	1,503,352	1,272,225
Deferred tax liability	131,229	62,296
Other long-term liabilities	10,473	5,231
Total liabilities	1,770,696	1,453,277
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 95,283,563 and 92,159,612 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	9
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 12,795,694 and 11,551,769 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	1,060,055	1,038,740
Accumulated other comprehensive loss	(85,936)	(27,784)
Accumulated deficit	(338,819)	(278,132)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	635,310	732,833
Noncontrolling interest	47,484	50,825
Total liabilities and stockholders’ equity	$2,453,490	$2,236,935

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue	$135,456	$103,609	$62,923	$6,836
Cost of service	6,949	2,493	619	34
Gross profit	128,507	101,116	62,304	6,802
Operating expenses:
Selling, general and administrative	96,572	73,154	60,565	4,344
Share-based compensation	20,989	15,802	83,421	—
Amortization and depreciation	79,321	64,440	43,005	2,584
Impairment - decommissions	3,950	2,998	1,975	530
Total operating expenses	200,832	156,394	188,966	7,458
Operating loss	(72,325)	(55,278)	(126,662)	(656)
Other income (expense):
Realized and unrealized gain (loss) on foreign currency debt	66,140	33,656	(40,434)	11,500
Interest expense, net	(67,167)	(47,365)	(25,201)	(3,623)
Other income (expense), net	4,445	(992)	1,916	(277)
Gain on extinguishment of debt	931	—	1,264	—
Total other income (expense), net	4,349	(14,701)	(62,455)	7,600
Income (loss) before income tax expense (benefit)	(67,976)	(69,979)	(189,117)	6,944
Income tax expense (benefit)	(3,948)	(327)	2,825	767
Net income (loss)	(64,028)	(69,652)	(191,942)	$6,177
Net loss attributable to noncontrolling interest	(3,341)	(4,757)	(9,851)
Net loss attributable to stockholders	(60,687)	(64,895)	(182,091)
Stock dividend payment to holders of Series A Founders Preferred Stock	(40,832)	(31,391)	—
Net loss attributable to common stockholders	$(101,519)	$(96,286)	$(182,091)

Loss per common share:
Basic and diluted	$(1.08)	$(1.35)	$(3.12)
Weighted average common shares outstanding:
Basic and diluted	93,756,936	71,083,353	58,425,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Net income (loss)	$(64,028)	$(69,652)	$(191,942)	$6,177
Other comprehensive income (loss):
Foreign currency translation adjustment	(58,152)	(43,552)	15,768	(7,165)
Comprehensive loss	$(122,180)	$(113,204)	$(176,174)	$(988)

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/MEMBERS’ DEFICIT (CONTINUED)

(in thousands, except share and per share amounts)

Successor
	Series A Founder Preferred Shares		Series B Founder Preferred Shares		Common Shares		Class B Shares
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Noncontrolling interest	Total Stockholders’ equity
Balance at February 10, 2020	1,600,000	$—	—	$—	58,425,000	$—	—	$—	$590,534	$—	$(31,146)	$—	$559,388
Issuances of shares in APW Acquisition	—	—	—	—	—	—	6,014,030	—	—	—	—	65,433	65,433
Share-based compensation	—	—	1,386,033	—	—	—	5,400,000	—	83,421	—	—	—	83,421
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	15,768	—	—	15,768
Net loss	—	—	—	—	—	—	—	—	—	—	(182,091)	(9,851)	(191,942)
Balance at December 31, 2020	1,600,000	$—	1,386,033	$—	58,425,000	$—	11,414,030	$—	$673,955	$15,768	$(213,237)	$55,582	$532,068
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	—	—	—	—	2,474,421	—	197,739	—	—	—	—	—	—
Issuances of common shares	—	—	—	—	14,457,588	8	—	—	201,873	—	—	—	201,881
Equity issuance costs	—	—	—	—	—	—	—	—	(8,539)	—	—	—	(8,539)
Purchase of capped call options	—	—	—	—	—	—	—	—	(33,221)	—	—	—	(33,221)
Exercise of warrants	—	—	—	—	16,407,182	1	—	—	188,674	—	—	—	188,675
Exercise of stock options	—	—	—	—	25,500	—	—	—	196	—	—	—	196
Share-based compensation	—	—	—	—	309,921	—	—	—	15,802	—	—	—	15,802
Issuance of shares upon redemption of Series A LTIP Units	—	—	—	—	60,000	—	(60,000)	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(43,552)	—	—	(43,552)
Net loss	—	—	—	—	—	—	—	—	—	—	(64,895)	(4,757)	(69,652)
Balance at December 31, 2021	1,600,000	$—	1,386,033	$—	92,159,612	$9	11,551,769	$—	$1,038,740	$(27,784)	$(278,132)	$50,825	$783,658
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	—	—	—	—	2,523,472	—	138,005	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	39,885	1	—	—	326	—	—	—	327
Share-based compensation	—	—	—	—	560,594	—	1,105,920	—	20,989	—	—	—	20,989
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(58,152)	—	—	(58,152)
Net loss	—	—	—	—	—	—	—	—	—	—	(60,687)	(3,341)	(64,028)
Balance at December 31, 2022	1,600,000	$—	1,386,033	$—	95,283,563	$10	12,795,694	$—	$1,060,055	$(85,936)	$(338,819)	$47,484	$682,794

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Cash flows from operating activities:
Net income (loss)	$(64,028)	$(69,652)	$(191,942)	$6,177
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	79,321	64,440	43,005	2,584
Amortization of finance lease and telecom real property interest liabilities discount	1,458	1,380	1,279	213
Impairment - decommissions	3,950	2,998	1,975	530
Realized and unrealized loss (gain) on foreign currency debt	(66,140)	(33,656)	40,434	(11,500)
Amortization of debt discount and deferred financing costs	6,201	1,923	192	280
Provision for bad debt expense	223	682	323	26
Share-based compensation	20,989	15,802	83,421	—
Deferred income taxes	(11,232)	(3,350)	(962)	339
Gain on extinguishment of debt	(931)	—	(1,264)	—
Change in assets and liabilities:
Trade receivables, net	(1,408)	(1,961)	(53)	(682)
Prepaid expenses and other assets	(9,240)	(6,485)	(5,911)	935
Accounts payable, accrued expenses and other long-term liabilities	22,035	7,201	(15,316)	(4,605)
Rent received in advance	5,723	6,184	2,282	2,251
Net cash used in operating activities	(13,079)	(14,494)	(42,537)	(3,452)

Cash flows from investing activities:
Cash paid in APW Acquisition, net of cash acquired	—	—	(277,065)	—
Investments in real property interests and related intangible assets	(520,681)	(469,725)	(175,665)	(5,064)
Advance deposits made for real property interest investments	(12,956)	—	—	—
Proceeds from sales of real property interests	573	—	—	—
Purchases of short-term investments	(39,003)	—	—	—
Purchases of property and equipment	(549)	(987)	(1,049)	(40)
Payment (advances) on note receivable, net	—	—	17,500	(17,500)
Net cash used in investing activities	(572,616)	(470,712)	(436,279)	(22,604)

Cash flows from financing activities:
Borrowings under debt agreements	427,003	587,735	163,720	—
Repayments of term loans and other debt	(112,129)	(237)	(48,065)	(250)
Purchase of capped call options	—	(33,221)	—	—
Debt issuance costs	(12,730)	(15,352)	(3,721)	—
Proceeds from issuance of common stock, net of issuance costs	—	191,461	—	—
Proceeds from exercises of stock options and warrants	327	188,871	—	—
Repayments of finance lease and telecom real property interest liabilities	(14,888)	(16,464)	(12,081)	(3,149)
Net cash provided by (used in) financing activities	287,583	902,793	99,853	(3,399)
Effect of foreign currency exchange rates on cash and cash equivalents and restricted cash	(19,798)	(842)	5,783	(232)
Net change in cash and cash equivalents and restricted cash	(317,910)	416,745	(373,180)	(29,687)
Cash and cash equivalents and restricted cash at beginning of period	632,193	215,448	588,628	78,046
Cash and cash equivalents and restricted cash at end of period	$314,283	$632,193	$215,448	$48,359

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$60,550	$41,659	$22,574	$4,684
Cash paid for income taxes	$3,582	$2,321	$2,748	$1,112

The accompanying notes are an integral part of these consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.	Organization

Radius Global Infrastructure, Inc. (“Radius” and together with its subsidiaries, the “Company”), formerly known as Landscape Acquisition Holdings Limited (“Landscape”), is a holding company that, as of December 31, 2022, owned approximately 94% of APW OpCo LLC (“APW OpCo”), which is the parent of AP WIP Investments Holdings, LP (“AP Wireless”), one of the largest international aggregators of rental streams underlying wireless and other essential communications infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae or other communications infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower, antennae or other real property-related communications infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

APW Acquisition

On February 10, 2020 (the “Closing Date”), the Company completed its acquisition of AP Wireless, a Delaware limited partnership and the direct parent of AP WIP Investments, LLC (“AP WIP Investments”). The acquisition, together with the other transactions contemplated by the merger agreement are referred to herein as the “APW Acquisition”.

Upon completion of the APW Acquisition, on the Closing Date, the Company acquired a controlling interest in APW OpCo. Following the APW Acquisition, the Company owned 91.8% of APW OpCo. The remaining interest in APW OpCo was owned by certain Radius executive officers and former partners in the selling party in the APW Acquisition. Such partners were members of APW OpCo immediately prior to the Closing Date and elected to roll over their investment in AP Wireless in connection with the APW Acquisition (collectively, the “Continuing OpCo Members”). As a result, AP Wireless was and continues to be 100% owned by the Company and the Continuing OpCo Members.

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

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For the Successor period from February 10, 2020 to December 31, 2020 and all periods thereafter, Radius consolidated

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

the financial position and results of operations of AP WIP Investments and its subsidiaries. For the Predecessor period, the consolidated financial statements include the accounts of AP WIP Investments and its subsidiaries.

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

Cash and Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. As of December 31, 2022, short-term investments consisted of United States Treasury Bills that had maturities of greater than three months at their respective purchase dates. Short-term investments are classified as trading securities and, accordingly, are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Realized and unrealized gains and losses are reported in other income (expense), net in the consolidated statement of operations. For the year ended December 31, 2022, the Company recorded an unrealized gain associated with its short-term investments of $202.

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

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$224,258	$456,146
Restricted cash	1,971	2,085
Restricted cash, long term	88,054	173,962
Total cash, cash equivalents and restricted cash	$314,283	$632,193

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

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions and valuation techniques when little or no market data exists for the assets or liabilities.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses and rent received in advance approximated fair value due to their short term nature. The Company used quoted market prices, which are directly observable Level 1 fair value hierarchy inputs, to measure and record its short-term investments at fair value in the consolidated balance sheet.

As of December 31, 2022, the fair value of the Company’s long-term debt was $1,349,451, as compared to its carrying amount of $1,503,352. Fair value of long-term debt, excluding the convertible notes, was estimated using Level 3 fair value hierarchy inputs, consisting of discounted cash flows and market-based expectations for interest rates, credit risk and the contractual terms of the debt instruments. The fair value of the convertible notes was determined based on the actual bids and offers of the notes in an over-the-counter market on the last trading day of the year, which were Level 2 fair value hierarchy inputs.

As of December 31, 2021, the carrying amounts of the Company’s debt and lease and other leasehold interest liabilities approximated their fair values, as these obligations bear interest at rates currently available for debt with similar maturities and collateral requirements.

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

The balances of and changes in the allowance for doubtful accounts are as follows:

	Successor				Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020		Period from January 1, 2020 to February 9, 2020
Beginning balance	$1,256	$837	$509	#	$491
Allowance for doubtful accounts	223	682	323	#	26
Write-offs, net	(186)	(201)	(17)	#	—
Foreign currency translation	(44)	(62)	22	#	(8)
Ending balance	$1,249	$1,256	$837	#	$509

Real Property Interests

The Company’s core business is to contract for the purchase of telecom real property interests and contractual rights, typically as leasehold interests or fee simple interests, either through an up-front payment or on an installment basis from property owners who have leased their property to companies that own digital telecommunications infrastructure assets. The costs of acquiring a real property interest are recorded either as a right-of-use asset, if the arrangement is determined to be a lease at the inception of the agreement under ASC Topic 842, Leases (“ASC 842”), or as a telecom real property interest asset in the consolidated balance sheet, if the acquisition meets the definition of an asset acquisition. Telecom real property interests are stated at cost less accumulated amortization and may include, where applicable, allocations of the purchase price to land, which is an indefinite-lived asset and is not amortized.

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

Property and Equipment

Property and equipment, which primarily consists of computer hardware and software, office furniture and tenant improvements, are stated at cost, less accumulated depreciation. Additions and improvements that extend the economic useful life of the asset are capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts, and any resulting gain or loss is reflected in the consolidated statement of operations. Depreciation is recognized using the straight-line method in amounts considered to be sufficient to allocate the cost of the assets to operations over their estimated useful lives, which generally range from two to three years. Depreciation expense was $472 and $444 for the years ended December 31, 2022 and 2021, respectively, and $388 for the period from February 10, 2020 to December 31, 2020 (Successor) and $44 for the period from January 1, 2020 to February 9, 2020 (Predecessor). As of December 31, 2022 and 2021, accumulated depreciation was $1,785 and $2,080, respectively.

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

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is carried at cost in a transaction accounted for as a business combination in accordance with ASC 805. Goodwill is not amortized; rather, it is subject to a periodic assessment for impairment by applying a fair value based test. The Company is organized in one reporting unit and evaluates the goodwill for the Company as a whole. Goodwill is assessed for impairment on an annual basis as of November 30th of each year or more frequently if events or changes in circumstances indicate that the asset might be impaired. Under the authoritative guidance issued by the FASB, the Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test is performed. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the fair value exceeds the carrying amount, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, then an impairment charge is recognized for the difference. There was no impairment of goodwill for the year ended December 31, 2022.

Revenue Recognition

The Company receives rental payments from in-place tenants of wireless communication and other digital infrastructure sites under lease agreements, classified as operating leases under ASC 842. Revenue is recorded as earned over the period in which the lessee is given control over the use of the wireless communication sites and recorded over the term of the lease.

Rent received in advance is recorded when the Company receives advance rental payments from the in‑place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance. At December 31, 2022 and 2021, the Company’s rent received in advance was $26,551 and $24,485, respectively.

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

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) attributable to common shares by the weighted average number of shares of Class A Common Stock outstanding during the period. The Company has determined that its Series A Founder Preferred Stock (as defined in Note 11) are participating securities as the Series A Founder Preferred Stock participates in undistributed earnings on an as-if-converted basis. Accordingly, the Company uses the two-class method of computing earnings per share, for common shares and Series A Founder Preferred Stock according to participation rights in undistributed earnings. Under this method, net income applicable to holders of common shares is allocated on a pro rata basis to the holders of common shares and Series A Founder Preferred Stock to the extent that each class may share in the Company’s income for the period; whereas undistributed net loss is allocated only to common shares because Series A Founder Preferred Stock are not contractually obligated to share in the Company’s losses.

Diluted earnings per common share is calculated by dividing the net income allocable to common stockholders of Radius by the weighted average number of shares of Class A Common Stock outstanding, adjusted for the effects of potentially dilutive common stock, which have been comprised of the participating preferred stock, the Warrants, stock options, LTIP Units (as defined in Note 12), restricted shares and the shares that could be issued upon conversion of the Company’s convertible debt. The capped call options (as described in Note 9) in connection with the issuance of the convertible notes are excluded from the calculation of diluted earnings per share as their impact is always anti-dilutive. For all periods presented with a net loss, the effects of any incremental potential common shares have been excluded from the calculation of loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares outstanding used to calculate both basic and diluted loss per common share are the same for periods with a net loss attributable to common stockholders of Radius.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Foreign Currency

The Company’s reporting currency is the U.S. Dollar. Typically, the functional currency of each of the Company’s foreign operating subsidiaries is the respective local currency. Foreign currency assets and liabilities are translated from the functional currency into the reporting currency using the exchange rate prevailing at the balance sheet date, while revenue and expenses are translated at the average exchange rates during the period. Foreign exchange gains and losses arising from translation are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company records net foreign exchange gains and losses resulting from the remeasurement of the currencies of the recorded balances associated with the Company’s long-term debt to the functional currencies of the borrowing subsidiaries in realized and unrealized gains (losses) on foreign currency debt in the consolidated statements of operations. Excluding debt-related transactions, the Company records foreign exchange transaction gains and losses resulting from the conversion of the currency of the transaction or recorded balance to the subsidiary’s functional currency in other income (expense), net in the consolidated statements of operations. Included in other income (expense), net were net foreign exchange losses of $4,569 and $2,430 for the years ended December 31, 2022 and 2021, respectively, $615 for the period from February 10, 2020 to December 31, 2021 (Successor) and $523 for the period from January 1, 2020 to February 9, 2020 (Predecessor).

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

The aggregate acquisition consideration transferred in the APW Acquisition was $390,857, which consisted of cash consideration of $325,424 and equity consideration of $65,433. The cash component of the consideration was funded through the liquidation of cash equivalents owned by Landscape. The equity component of the consideration represented the fair value of the limited liability company units in APW OpCo issued to the

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Continuing OpCo Members, and includes units designated as “Class B Common Units” (the “Class B Common Units”) pursuant to the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 31, 2020, by and between its Members (as defined therein) and the Company (the “APW OpCo LLC Agreement”), the units designated as “Series A Rollover Profits Units” pursuant to the APW OpCo LLC Agreement (the “Series A Rollover Profits Units”) and the units designated as “Series B Rollover Profits Units” pursuant to the APW OpCo LLC Agreement (the “Series B Rollover Profits Units”) (collectively, the “Consideration Units” and individually, described in Note 11). The Company determined that the components of the Consideration Units were not freestanding instruments and the economic characteristics of the embedded features of the Consideration Units were considered clearly and closely related to the equity-like host of the Consideration Units, as the value of the embedded features fluctuate with the price of the underlying equity in the Consideration Units. Accordingly, the Consideration Units represented and were then accounted for as a single, hybrid financial instrument, classified as permanent equity and presented as noncontrolling interests in the consolidated balance sheet of the Company. The estimated fair value of the Consideration Units was calculated using a Monte Carlo simulation model, which used the following weighted-average assumptions: 21.1% expected volatility, a risk-free interest rate of 1.5%, estimated term of 9.2 years and a fair value of Landscape’s publicly traded equity of $10.00 per share.

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

The following unaudited pro forma combined financial information presents the Company’s results as though the APW Acquisition had occurred at January 1, 2020. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with GAAP (unaudited):

Year Ended December 31, 2020
Revenue	$69,759
Net loss	$(120,457)

4.	Real Property Interests

Real property interests, net consisted of the following:

	December 31, 2022	December 31, 2021
Right-of-use assets – finance leases	$410,171	$319,457
Telecom real property interests	1,708,322	1,257,373
	2,118,493	1,576,830
Less accumulated amortization:
Right-of-use assets – finance leases	(31,119)	(17,592)
Telecom real property interests	(138,646)	(83,187)
Real property interests, net	$1,948,728	$1,476,051

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

The Company’s real property interests typically consist of leasehold interests or fee simple interests, acquired either through an upfront payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets. The agreements that provide for the leasehold interests typically are easement agreements or similar arrangements, which provide the Company with certain beneficial rights, but not obligations, with respect to the underlying Tenant Leases. The beneficial rights acquired principally include the right to receive the rental income related to the lease with the in‑place tenant, and in certain circumstances, additional rents. In most cases, the stated term of the leasehold interest is longer than the remaining term of the Tenant Lease, which provides the Company with the right and opportunity for renewals and extensions. In cases in which the Company acquires a leasehold interest, the Company is both a lessor and a lessee. Although the Company has the rights under the acquired leasehold interests over the duration of the entire term, the underlying tenant, in most cases, can terminate their lease acquired by the Company within a short time frame (30‑ to 180‑day notice) without penalty. Similarly, when the Company acquires a fee simple interest, the beneficial rights associated with the in-place Tenant Leases are acquired and the Company owns the property underlying or containing the telecommunication infrastructure assets.

The Company often closes and funds its real property interest prepayment transactions through third‑party intermediaries that generally are the Company’s retained legal counsel in each jurisdiction. Funds for these transactions are typically deposited with the intermediary, which releases the funds once all closing conditions are satisfied. In other circumstances, the Company deposits monies with the owners of the sites in advance of consummating the acquisition of the real property interest, at which time all conditions are satisfied, the remaining payments are made and the balance of the deposit is included as part of the aggregate acquisition consideration paid for the asset and recorded in real property interest assets. Amounts held by others as deposits at December 31, 2022 and December 31, 2021 totaled $11,883 and $2,307, respectively, and were recorded as other long‑term assets in the Company’s consolidated balance sheets.

Right-Of-Use Assets – Finance Leases and Related Liabilities

For a real property interest arrangement determined to be a lease, the Company records a right-of-use asset and a lease liability. The weighted-average remaining lease term for leases classified as finance leases was 43.1 years and 40.1 years as of December 31, 2022 and 2021, respectively. The Company recorded finance lease expense and interest expense associated with finance lease liabilities in the consolidated statements of operations as follows:

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Finance lease expense	$14,206	$11,507	$6,922	$425
Interest expense – lease liability	$1,132	$953	$518	$95

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate was 8.2% and 3.9% as of December 31, 2022 and 2021, respectively.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$568	$366	$134	$37
Financing cash flows from finance leases	$11,211	$10,540	$6,044	$845
Finance lease liabilities arising from obtaining right-of-use assets	$12,851	$14,512	$19,312	$1,346

Telecom Real Property Interests and Related Liabilities

For acquisitions of real property interests accounted for under the acquisition method of accounting, the recorded amount of the telecom real property interest asset represents the allocation of the purchase price based on the contractual cash flows associated with the Tenant Lease, including rights and opportunities for renewals thereof, as well as any acquired land for which an allocation of the purchase price is made. As of December 31, 2022, telecom real property interest, net in the consolidated balance sheet included amounts allocated to land of $58,110.

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

For telecom real property interests, amortization expense was $63,005 and $51,063 for the years ended December 31, 2022 and 2021, respectively, $34,482 for the period from February 10, 2020 to December 31, 2020 (Successor), and $2,031 for the period from January 1, 2020 to February 9, 2020 (Predecessor). As of December 31, 2022, amortization expense to be recognized for each of the succeeding five years was as follows:

2023	$72,564
2024	72,564
2025	72,544
2026	72,544
2027	72,433
Thereafter	1,148,917
$1,511,566

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Maturities of finance lease liabilities and telecom real property interest liabilities as of December 31, 2022 were as follows:

	Finance Leases	Telecom Real Property Interests
2023	$16,905	$7,839
2024	8,157	3,561
2025	5,438	487
2026	3,954	373
2027	2,897	392
Thereafter	3,983	303
Total lease payments	41,334	12,955
Less amounts representing future interest	(3,468)	(497)
Total liability	37,866	12,458
Less current portion	(15,589)	(7,975)
Non-current liability	$22,277	$4,483

As of December 31, 2022 and 2021, the weighted average remaining contractual payment term for finance lease liabilities was 3.1 years and 3.2 years, respectively.

5.	Tenant Lease Rental Payments

The Company receives rental payments from in‑place tenants of wireless communication sites under operating lease agreements. As of December 31, 2022, the future minimum amounts due from tenants under leases were as follows:

2023	$147,667
2024	138,361
2025	133,285
2026	128,895
2027	122,245

6.	Goodwill and Intangible Assets

Goodwill at December 31, 2022 and 2021 was based on the purchase price allocation pursuant to the APW Acquisition, which was based on a valuation performed to determine the fair value of the acquired assets as of the acquisition date. Goodwill recorded in APW Acquisition was $80,509 and no changes in the carrying amount of goodwill were recognized in the years ended December 31, 2022 and 2021, respectively, and the period from February 10, 2020 to December 31, 2020 (Successor).

Intangible assets subject to amortization consisted of the following:

	December 31, 2022	December 31, 2021
In-place lease intangible asset
Gross carrying amount	$15,800	$10,295
Less accumulated amortization:	(3,679)	(2,381)
Intangible assets, net	$12,121	$7,914

Amortization expense was $1,523 and $1,337 for the years ended December 31, 2022 and 2021, respectively, $1,163 for the period from February 10, 2020 to December 31, 2020 (Successor) and $77 for the period from January 1, 2020 to February 9, 2020 (Predecessor).

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

As of December 31, 2022, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

2023	$1,690
2024	1,461
2025	1,276
2026	1,162
2027	1,024
Thereafter	5,508
$12,121

7.	Operating Leases

The Company is a lessee under noncancelable lease agreements, primarily for office space, over periods ranging from one to ten years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties and equipment. Amounts included in other long-term assets in the consolidated balance sheets representing operating lease right-of-use assets as of December 31, 2022 and 2021 totaled $1,579 and $2,035, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $1,184 and $1,124 for the years ended December 31, 2022 and 2021, respectively, $1,333 for the period from February 10, 2020 to December 31, 2020 (Successor) and $136 for the period from January 1, 2020 to February 9, 2020 (Predecessor).

Included in selling, general and administrative expenses in the consolidated statements of operations were operating lease expenses associated with right-of-use assets under operating leases of $1,264 and $1,383 for the years ended December 31, 2022 and 2021, respectively, $1,535 for the period from February 10, 2020 to December 31, 2020 (Successor) and $107 for the period from January 1, 2020 to February 9, 2020 (Predecessor).

The current and noncurrent portions of operating lease liabilities are included in accounts payable and accrued liabilities and other long-term liabilities, respectively, in the consolidated balance sheets. Maturities of operating lease liabilities as of December 31, 2022 were as follows:

Operating Leases
2023	$1,048
2024	488
2025	177
2026	44
2027	27
Thereafter	—
Total lease payments	1,784
Less amounts representing future interest	(114)
Total liability	1,670
Less current portion	(977)
Non-current liability	$693

The weighted-average remaining lease term for operating leases was 2.2 years and 2.7 years and the weighted-average incremental borrowing rate was 6.5% and 6.2% as of December 31, 2022 and 2021, respectively.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31, 2022	December 31, 2021
Interest payable	$10,853	$8,805
Accrued liabilities	1,894	923
Taxes payable	10,065	11,980
Payroll and related withholdings	10,612	7,961
Accounts payable	3,318	1,891
Professional fees accrued	9,578	3,428
Current portion of operating lease liabilities	977	850
Other	1,470	1,157
Total accounts payable and accrued expenses	$48,767	$36,995

9.	Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	December 31, 2022	December 31, 2021
DWIP Subscription Agreement	$165,000	$—
ArcCo Subscription Agreement	241,477	—
Facility Agreement	627,871	681,747
Subscription Agreement	162,587	169,119
Convertible Notes	264,500	264,500
DWIP II Loan Agreement	75,000	75,000
DWIP Loan Agreement	—	102,600
Other debt	—	2,565
Less: unamortized debt discount and financing fees	(33,083)	(23,306)
Debt, carrying amount	$1,503,352	$1,272,225

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

The ArcCo Subscription Agreement contains certain financial condition and testing covenants (such as interest coverage and leverage limits) as well as restrictive and operating covenants relating to, among others, future indebtedness and liens and other material activities of ArcCo Investments and its affiliates. Obligations under the Subscription Agreement are guaranteed by AP WIP Investments, a subsidiary of AP Wireless, and secured by a debt service reserve account and escrow cash account of ArcCo Investments available for making of incremental asset acquisitions, as well as secured by direct equity interests and bank accounts of ArcCo Investments and certain other subsidiaries.

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

The Convertible Notes bear interest at a fixed rate of 2.5% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2022. Financing fees incurred in connection with the issuance of the Convertible Notes totaled $9,134. The amount of contractual interest incurred was $6,613 and $1,965 and amortization of deferred financing fees was $1,823 and $549 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, unamortized deferred financing fees associated with the Convertible Notes was $6,762 and $8,585, respectively.

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

Capped Call Transactions

In connection with the issuance of the Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”). Under the Capped Call Transactions, the Company purchased capped call options that in aggregate relate to 100% of the total number of shares of the Company's Class A Common Stock underlying the Convertible Notes, with a strike price approximately equal to the conversion price of the Convertible Notes and with an initial cap price equal to $34.80 per share, subject to certain adjustments under the terms of the Capped Call Transactions. The aggregate purchase price paid in the Capped Call Transactions was a net premium of $33,221 and was recorded as a reduction to additional paid-in-capital in accordance with ASC 815-40, Contracts in Entity’s Own Equity.

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

The Capped Call Transactions were separate transactions entered into by the Company with the option counterparties, are not part of the terms of the Convertible Notes and do not change the holders’ rights under the Convertible Notes.

DWIP Subscription & DWIP Loan Agreement Repayment

In April 2022, a subsidiary of the Company, AP WIP Holdings, LLC (“DWIP”) entered into a subscription agreement (the “DWIP Subscription Agreement”) providing for the issuance of promissory certificates of up to $165,000. The monthly fixed coupon rate under the DWIP Subscription Agreement is approximately 3.6% per annum. In connection with entering into the DWIP Subscription Agreement, DWIP borrowed $165,000, using $102,600 to repay all of its outstanding obligations under the DWIP Loan Agreement, dated as of August 12, 2014, as amended (the “DWIP Loan Agreement”), plus the prepayment premium of 1.0% due thereunder, resulting in the total amount paid to settle the obligation due under the DWIP Loan Agreement of $103,626. Including the unamortized premium of $2,117 recorded in unamortized debt discount and financing fees in the consolidated balance sheet, the carrying amount of the recorded debt under the DWIP Loan Agreement was $104,717 as of the repayment date. Accordingly, the settlement of all obligations under the DWIP Loan Agreement resulted in a gain on extinguishment of debt of $1,091 for the year ended December 31, 2022.

Borrowings under the DWIP Subscription Agreement are scheduled to mature in April 2027. Under the DWIP Subscription Agreement, escrow and collection account balances are required to be maintained and each are included in restricted cash in the consolidated balance sheet as of December 31, 2022.

DWIP is subject to restrictive covenants relating to, among others, future indebtedness and transfer of control of DWIP, and DWIP must also meet a financial ratio relating to interest coverage (as defined in the DWIP Subscription Agreement).

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

For the periods presented, DWIP was in compliance with all covenants associated with the DWIP Subscription Agreement and the DWIP Loan Agreement.

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

Through December 31, 2022, cumulative IWIP borrowings under the Facility Agreement consisted of €327,150 and £228,700, including borrowings of €97,150 and £33,700 made in December 2021 ($154,295 equivalent) that accrue interest at approximate annual rates ranging from 2.8% to 3.8% and mature in October 2031. In August 2020, the Company borrowed €75,000 and £55,000 under the Facility Agreement ($160,475 equivalent), maturing in August 2030 and with interest on such borrowing accruing at approximate annual rates ranging from 3.0% to 3.7%. All other borrowings under the Facility Agreement were made in 2017 and 2018, accrue interest at approximate annual rates ranging from 3.4% to 4.5% and mature in October 2027.

Outstanding principal amounts due under the Facility Agreement as of December 31, 2022 totaling $335.8 million, $147.1 million and $145.0 million mature in October 2027, August 2030 and October 2031, respectively. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

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

DWIP II Loan Agreement

AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, is the sole borrower under a junior loan agreement (the “DWIP II Loan Agreement”), the borrowings under which occurred in April 2021 totaling $75,000 and bear interest at 6.0%. In May 2022, the Company repaid $5,800, which represented the principal amount owed to one of the lenders under the DWIP II Loan Agreement and resulted in the extinguishment of this borrowing. The carrying amount of the repaid borrowing, including unamortized deferred financing costs, was $5,724. Accordingly, the Company recorded a loss on extinguishment of debt totaling $76. Separately, the Company and the remaining lender amended the DWIP II Loan Agreement, resulting in the receipt of proceeds of $5,800 and a change in the maturity date from April 2023 to April 2024.

In April 2020, DWIP II settled the obligation under a loan agreement for $47,775, resulting in the recognition of a gain on the extinguishment of this obligation of $1,264 in the consolidated statement of operations for the period from February 10, 2020 to December 31, 2020 (Successor)

DWIP II is subject to certain financial condition and testing covenants, as well as restrictive covenants relating to, among others, future indebtedness, liens and other material activities of DWIP II. For the periods presented, DWIP II was in compliance with all covenants associated with the DWIP II Loan Agreement.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Through December 31, 2022, cumulative borrowings under the Subscription Agreement consisted of fixed and variable rate interest-only notes totaling €105,000 and €40,000, respectively. As of December 31, 2022, fixed rate borrowings under the Subscription Agreement accrued cash pay interest at rates ranging from 4.0% to 4.25% and interest on the variable rate borrowing was based on the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 3.75%. All borrowings under the Subscription Agreement bear payment-in-kind interest ranging from 1.75% to 2.0%, which was recorded in the carrying amount of long-term debt in the consolidated balance sheets and are scheduled to mature in November 2028. Interest payable in cash is paid quarterly, whereas payment-in-kind interest accrues to the principal balance and is payable upon repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee.

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

Interest Rate Cap Agreement

Interest on the variable rate borrowing of €40,000 under the Subscription Agreement is based on the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 3.75%. The Company is a party to an interest rate cap agreement, which has a notional amount of €40,000 and terminates in March 2026. The interest rate cap is intended to limit the exposure to increasing interest rates on the variable rate borrowing under the Subscription Agreement in the event that the three-month EURIBOR exceeds 0.25%. The interest rate cap is a derivative financial instrument and was not designated as an effective hedge under ASC Topic 815, Derivatives and Hedging. Accordingly, changes in the fair value of the interest rate cap were recognized in Other income (expense), net in the consolidated statement of operations, which was a gain of $3,330 for the year ended December 31, 2022, and a derivative asset of $3,857 was recorded at fair value in Other long-term assets in the consolidated balance sheet as of December 31, 2022.

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

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

For the year ended December 31, 2021, the commitment fee was recorded in interest expense, net in the consolidated statement of operations.

Debt Discount and Financing Costs

In connection with borrowings made under the ArcCo Subscription Agreement in January 2022 and DWIP Subscription Agreement in April 2022, deferred financing fees were incurred totaling $5,327 and $7,358, respectively, in addition to the discount of $1,287 recorded under the ArcCo Subscription Agreement. In connection with the borrowings made under the Subscription Agreement in February 2021, the DWIP II Loan Agreement in April 2021, the Convertible Notes in September 2021 and the borrowings made under the Facility Agreement in December 2021, deferred financing fees were incurred in 2021, totaling $1,780, $2,072, $9,134 and $2,366, respectively. The Company also incurred deferred financing fees totaling $3,721 in connection with the borrowings made under the Facility Agreement in August 2020. Amortization of debt discount and deferred financing costs, included in interest expense, net in the consolidated statements of operations, was $6,201 and $1,922 for the years ended December 31, 2022 and 2021, respectively, $192 for the period from February 10, 2020 to December 31, 2020 (Successor) and $281 for the period from January 1, 2020 to February 9, 2020 (Predecessor).
10.	Income Taxes

Income tax expense (benefit) consisted of the following:

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Current:
Foreign	$6,684	$2,915	$3,787	$424
Federal	600	108	—	—
Deferred:
Foreign	(11,270)	(3,350)	(962)	343
Federal	38	—	—	—
Income tax expense (benefit)	$(3,948)	$(327)	$2,825	$767

Income (loss) before income tax expense (benefit) by geographic area was as follows:

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Domestic	$(40,696)	$(43,863)	$(176,706)	$8,019
Foreign	(27,280)	(26,116)	(12,411)	(1,075)
Income (loss) before income tax expense (benefit)	$(67,976)	$(69,979)	$(189,117)	$6,944

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

A reconciliation of the income tax expense (benefit) computed at statutory rates was as follows:

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Statutory tax rate	21%	21%	21%	21%
Income (loss) before income tax expense (benefit)	$(67,976)	$(69,979)	$(189,117)	$6,944
Expected income tax expense (benefit)	(14,275)	(14,696)	(39,715)	1,458
Increase (decrease) income tax expense (benefit) resulting from:
Foreign earnings subject to different tax rates	2,651	(164)	(1,025)	(98)
Valuation allowance	6,189	11,561	22,549	739
Share-based compensation	3	(217)	14,668	—
Non-taxable earnings	1,202	587	1,789	(1,581)
Uncertain tax positions	794	(867)	592	—
Non-deductible expenses	1,827	(624)	3,053	249
Tax law change	(1,842)	5,250	2,414	—
Provision to return adjustments	(320)	219	—	—
State taxes	(499)	(1,637)	(1,205)	—
Withholding tax	329	—	—	—
Other	(7)	261	(295)	—
Income tax expense (benefit)	$(3,948)	$(327)	$2,825	$767

The significant components of deferred income tax assets and liabilities were as follows:

	December 31, 2022	December 31, 2021
Deferred income tax assets:
Operating losses carried forward	$62,694	$41,930
Amortization	42,578	615
Investment in partnership	6,530	17,373
Convertible debt	5,878	7,570
Other	1,985	322
Deferred income tax assets	119,665	67,810
Valuation allowance	(102,071)	(54,749)
Deferred income tax assets, net of valuation allowance	17,594	13,061

Deferred income tax liabilities:
Amortization	(146,466)	(75,197)
Other	(2,051)	—
Deferred income tax liabilities	(148,517)	(75,197)

Net deferred income tax asset (liability)	$(130,923)	$(62,136)

As of December 31, 2022, the Company had federal net operating loss carryforwards of $178,927, which can be carried forward indefinitely, and foreign tax loss carryforwards of $86,450, of which $69,192 can be carried forward indefinitely, $809 will expire in 2023 and the remainder is scheduled to expire between 2024 and 2041.

The Company recorded an incremental increase in its deferred tax assets of $868, net of valuation allowance, and an increase in its deferred tax liabilities of $56,576 to record deferred taxes on land basis differences for certain acquisitions of real property interest assets.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

The Company recorded a valuation allowance against its net deferred tax assets as of December 31, 2022 and 2021 of $102,071 and $54,749, respectively. As of December 31, 2022, the valuation allowance was primarily attributable to U.S. and certain foreign jurisdictions.  The valuation allowance balances at these locations were associated mainly with net operating losses and basis differences, but in some cases related to other additional deferred tax assets in the jurisdiction. The Company has determined that it is more likely than not that these assets will not be fully realized due to historical net operating losses incurred. The increase in the valuation allowance was due primarily to the generation of net operating loss carryforwards and basis differences during the year.

As of December 31, 2022, the Company intends to indefinitely reinvest all cumulative undistributed earnings of foreign subsidiaries, and as such no U.S. federal or state income or foreign withholding taxes have been recorded. It is not practicable to determine the amount of the unrecognized deferred tax liability related to any undistributed foreign earnings.

A reconciliation of the activity related to unrecognized income tax benefit obligations follows:

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Beginning balance	$4,566	$5,825	$3,879	$3,879
Increases related to prior-year tax positions	5,269	96	1,946	—
Decreases related to prior-year tax positions	(1,096)	(2,320)	—	—
Increases related to current-year tax positions	338	1,357	—	—
Settlements	—	(392)	—	—
Statute of limitation	(1,875)	—	—	—
Ending balance	$7,202	$4,566	$5,825	$3,879

As of December 31, 2022 and 2021, the Company recorded liabilities for unrecognized income tax benefits of $7,202 and $4,566, respectively. As of December 31, 2022, the amount of the recorded liability for unrecognized tax benefit obligations that would impact the effective rate, if recognized as $5,667. Changes in the Company’s unrecognized income tax benefit obligation within the next twelve months are not expected to result in a reduction in this liability. For the years ended December 31, 2022 and 2021, respectively and the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized interest and penalties accrued on unrecognized income tax benefits as a component of income tax expense, totaling $1,734, $185 and $305, respectively.

From time to time, the Company is subject to examinations by various tax authorities in jurisdictions in which the Company has business operations. As of December 31, 2022, the Company was not subject to an income tax examination in the U.S. or in any foreign jurisdiction, though tax years beginning with 2015 remained open and subject to examination by foreign taxing jurisdictions.
11.	Stockholders’ Equity

Founder Preferred Stock

The “Founder Preferred Stock” consists of Series A Founder Preferred Stock and Series B Founder Preferred Stock.

Series A Founder Preferred Stock

In connection with Landscape raising approximately $500.0 million before expenses through its initial placement of equity shares and Warrants in November 2017, the Company issued a total of 1,600,000 shares of Series A Founder Preferred Stock (“Series A Founder Preferred Stock”) to certain founders of Landscape. Each holder of Series A Founder Preferred Stock is entitled to a number of votes equal to the number of shares of Class A Common Stock into which each share of Series A Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote. There is no restriction on the repurchase or

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

redemption by the Company of the Series A Founder Preferred Stock. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of the Series A Founder Preferred Stock (and any other holders of preferred stock ranking on parity with the Series A Founder Preferred Stock) shall be entitled to receive the assets and funds of the Company available for distribution to its stockholders ratably with the holders of shares of Class A Common Stock in proportion to the number of shares of Class A Common Stock into which such shares of Series A Founder Preferred Stock could then be converted.

Upon the closing of the APW Acquisition and if the average price per share of Class A Common Stock for any ten consecutive trading days is at least $11.50, a holder of Series A Founder Preferred Stock will be entitled to receive, when, as and if declared by the Company’s Board of Directors (the “Board”), and payable in preference and priority to the declaration or payment of any dividends on the shares of Class A Common Stock or any other junior stock, a cumulative annual dividend. Such dividend will be payable in shares of Class A Common Stock or cash, in the sole discretion of the Board. In the first year in which such dividend becomes payable, such dividend will be equal in value to (i) 20% of the increase in the market value of one share of Class A Common Stock, being the difference between $10.00 per share and the average price per share, multiplied by (ii) such number of outstanding shares of Class A Common Stock immediately following the APW Acquisition, which totaled 58,425,000 shares (“Preferred Share Dividend Equivalent”). Thereafter, the dividend will become payable only if the average price during any subsequent year is greater than the highest average price in any preceding year in which a dividend was paid in respect of the Series A Founder Preferred Stock and if declared by the Board. Such dividend will be equal in value to 20% of the increase in the average price over the highest average price in any preceding year multiplied by the Preferred Share Dividend Equivalent. In addition, the Series A Founder Preferred Stock will also participate in any dividends on the shares of Class A Common Stock on an as-converted basis to shares of Class A Common Stock. In addition, commencing on and after the closing of the APW Acquisition, should the Company declare and pay or set aside for payment a dividend on its shares of Class A Common Stock, the Series A Founder Preferred Stock will also receive an amount equal to 20% of the dividend which would be distributable on such number of shares of Class A Common Stock equal to the Preferred Share Dividend Equivalent.

On the last day of the seventh full financial year of the Company after the closing of the APW Acquisition, the Series A Founder Preferred Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis. Prior to the automatic conversion, a holder of Series A Founder Preferred Stock may require some or all of such holder’s Series A Founder Preferred Stock to be converted into an equal number of shares of Class A Common Stock, as adjusted. Also, in connection with the APW Acquisition, the holders of Series A Founder Preferred Stock entered into the Shareholder Agreement (as defined below), pursuant to which they agreed, among other things, not to make or solicit any transfer of their Series A Founder Preferred Stock prior to December 31, 2027, subject to certain exceptions.

In accordance with ASC 718, the annual dividend amount, based on the market price of the publicly traded equity shares of Landscape, resulted in the dividend feature to be deemed compensatory to the Landscape founders receiving the shares and classified as a market condition award settled in shares. As the right to the annual dividend amount was triggered only upon an acquisition event, which was not considered probable until an acquisition had been consummated, the fair value of the annual dividend amount measured on the date of issuance of the Founder Preferred Stock was then recognized upon the consummation of the APW Acquisition. The fair value of the Series A Founder Preferred Stock, $85.5 million, was measured as of its issuance date using a Monte Carlo method which took into consideration different stock price paths. Of the $85.5 million fair value of the Series A Founder Preferred Stock, approximately $69.5 million was attributed to the fair value of the annual dividend amount, which represented the excess of the fair value of the Series A Founder Preferred Stock over the price paid by the founders for these shares and was recorded as share-based compensation expense in the accompanying consolidated statement of operations in the period from February 10, 2020 to December 31, 2020 (Successor).

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

Stock Dividend on Series A Founder Preferred Stock

Pursuant to the terms of the Series A Founder Preferred Stock, the holders of Series A Founder Preferred Stock became entitled to receive an annual dividend upon the Board’s declaration of such dividend and after the volume weighted average price of the Class A Common Stock was at or above $11.50 for the last ten consecutive trading days in 2020 (the “2020 Annual Dividend Amount”). The 2020 Annual Dividend Amount, which totaled $31,391, was computed based on 20% of the increase in the market value of one share of Class A Common Stock, being the difference between the average of the volume weighted average share of Class A Common Stock prices of the last ten trading days of 2020 of approximately $12.69 and $10.00 per share, multiplied by the number of shares of Class A Common Stock outstanding immediately following the APW Acquisition. On February 1, 2021 the Board declared a stock dividend payment of 2,474,421 shares of Class A Common Stock that was paid on February 4, 2021 to the holders of all the issued and outstanding shares of Series A Founder Preferred Stock as of the close of business on February 1, 2021.

The computed annual dividend amount for 2021 (the “2021 Annual Dividend Amount”) was $40,832 based on 20% of the difference between the volume weighted average price of the Class A Common Stock over the last ten consecutive trading days in 2021 of approximately $16.18 and $12.69 per share, which was the highest average price per share previously used in calculating an annual dividend amount. With respect to the 2021 Annual Dividend Amount, on May 6, 2022, the Board declared a stock dividend payment of 2,523,472 shares of Class A Common Stock that was paid on May 13, 2022. Based on the weighted average price of the Class A Common Stock over the last ten consecutive trading days in 2022, the computed annual dividend amount for 2022 was zero.

Concurrently with each dividend payment of Class A Common Stock, rollover distributions of APW OpCo Class B Common Units, which are held in tandem with the shares of Class B Common Stock, were made to the holders of the Series A Rollover Profits Units of APW OpCo, pursuant to the APW OpCo LLC Agreement. Accordingly, the Company issued in the aggregate 138,005 and 197,739 shares of the Company’s Class B Common Stock to the holders of the Series A Rollover Profits Units of APW OpCo on May 13, 2022 and February 4, 2021, respectively.

Series B Founder Preferred Stock

In connection with the APW Acquisition, the Company issued a total of 1,386,033 Series B Founder Preferred Stock (“Series B Founder Preferred Stock”), to certain executive officers and were issued in tandem with LTIP Units (as defined in Note 12). Each holder of Series B Founder Preferred Stock is entitled to a number of votes equal to the number of shares of Class A Common Stock and shares of the Company’s Class B common stock (“Class B Common Stock”), respectively, into which each share of Series B Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

The Series B Founder Preferred Stock does not confer upon the holder thereof any right to dividends or distributions at any time, including upon the Company’s liquidation.

On December 31, 2027, the Series B Founder Preferred Stock will automatically convert into shares of Class B Common Stock on a one-for-one basis, as adjusted. A holder of Series B Founder Preferred Stock may require

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

some or all of the holder’s Series B Founder Preferred Stock to be converted into an equal number of shares of Class B Common Stock, as adjusted.

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

Class A Common Stock

Each holder of Class A Common Stock is entitled to one vote per share on all matters before the holders of shares of Class A Common Stock. Holders of shares of Class A Common Stock are entitled to ratably receive dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Board from time to time out of assets or funds of the Company legally available. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of shares of Class A Common Stock will be entitled to receive the assets and funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of preferred stock.

On May 11, 2021, the Company entered into an agreement to issue and sell an aggregate of 14,336,918 shares of Class A Common Stock to certain institutional investors at a purchase price of $13.95 per share of Class A Common Stock, for aggregate gross proceeds of $200.0 million. Total net offering proceeds to the Company were approximately $191.5 million after deducting placement agent fees and offering expenses. Additionally, the Company issued 120,670 shares of Class A Common Stock on June 3, 2021 at a per share price of $15.59 in connection with an acquisition of a company, which had in-place Tenant Leases associated with owned wireless infrastructure assets that, upon their acquisition, were recorded in real property interests, net and intangible assets, net in the consolidated balance sheet.

Class B Common Stock

The Class B Common Stock were issued to (i) the Continuing OpCo Members on the Closing Date pursuant to the APW Acquisition and (ii) certain officers of the Company pursuant to the Company’s Long-Term Incentive Plan. Each holder is entitled to one vote per share together as a single class with Class A Common Stock. Shares of Class B Common Stock are deemed to be non-economic interests. The holders of Class B Common Stock will not be entitled to receive any dividends (including cash, stock or property) in respect of their shares of Class B Common Stock. In the event of any liquidation, dissolution or winding up (either voluntary or involuntary) of the Company, the holders of Class B Common Stock will not be entitled to receive any assets or funds of the Company available for distribution to stockholders of the Company, subject to applicable law and the rights, if any, of the holders of any outstanding series of Founder Preferred Stock (or other series or class of Preferred Stock of the Company that may be outstanding at such time). Shares of Class B Common Stock are not convertible or exchangeable for any other class of series of shares of the Company.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

Concurrently with the payments of stock dividends on Series A Founder Preferred Stock in May 2022 and February 2021, rollover distributions of APW OpCo Class B Common Units (described below), which are held in tandem with shares of Class B Common Stock, were made to the holders of APW OpCo Series A Rollover Profits Units (described below), pursuant to the APW OpCo LLC Agreement. Accordingly, for the years ended December 31, 2022 and 2021, APW OpCo issued in the aggregate 138,005 and 197,739 Class B Common Units, respectively, to the holders of the Series A Rollover Profits Units, resulting in the issuances of 138,005 and 197,739 shares of Class B Common Stock, respectively, to these holders.

Warrants

In connection with Landscape’s initial placement of its publicly-traded equity shares, the Company issued 50,025,000 Warrants to the purchasers of both its publicly-traded equity shares and Series A Founder Preferred Stock (including the 25,000 Warrants that were issued to non-founder directors of Landscape for their fees). Each Warrant entitled a holder of a Warrant to purchase for cash one-third of a share of Class A Common Stock upon exercise. Warrants were exercisable in multiples of three for one share of Class A Common Stock at a price of $11.50 per whole share of Class A Common Stock. As the Warrants were mandatorily redeemable by the Company at a price of $0.01 upon the average market price of a share of Class A Common Stock exceeding $18.00 for 10 consecutive trading days, a mandatory redemption event occurred on November 22, 2021 with respect to all of the then outstanding Warrants. On December 17, 2021, the Company completed the mandatory redemption of approximately 0.8 million outstanding Warrants for $0.01 per Warrant. Prior to the redemption and during 2021, the Company had received approximately $188,683 of cash proceeds resulting from the cumulative exercises of approximately 49.2 million outstanding Warrants, resulting in the issuance of 16,407,182 shares of Class A Common Stock.

Noncontrolling Interest

Noncontrolling interests consist of limited liability company units of APW OpCo not owned by Radius and includes the following units issued by APW OpCo and further described below: Class B Common Units, Series A Rollover Profits Units and Series B Rollover Profits Units. As of December 31, 2022, the portion of APW OpCo not owned by Radius was approximately 6%, representing the noncontrolling interest.

Class B Common Units

The Class B Common Units are held in tandem with shares of Class B Common Stock. A member of APW OpCo may redeem the Class B Common Units for cash or shares of Class A Common Stock, at the option of the Company, subject to certain terms and conditions, including the surrender (for no consideration) by the redeeming holder of the shares of Class B Common Stock held in tandem with the Class B Common Units being redeemed.

Series A Rollover Profits Units

The Series A Rollover Profits Units serve to provide anti-dilution protection to Class B Common Units from dividends issued to holders of Series A Founder Preferred Stock. Concurrently with any dividend to holders of Series A Founder Preferred Stock, APW OpCo is required to distribute to holders of Series A Rollover Profits Units corresponding distributions, which shall be made in either cash or Class B Common Units to the same extent as the distribution was made to the holders of the Series A Founder Preferred Stock. The Series A Rollover Profits Units are forfeited, subject to certain exceptions and limitations, upon the earlier of (i) the date of the conversion of all of the Series A Founder Preferred Stock into shares of Class A Common Stock, (ii) the date on which there are no Series A Founder Preferred Stock outstanding, and (iii) the date on which the holder’s corresponding Class B Common Units are exchanged for shares of Class A Common Stock.

Series B Rollover Profits Units

Series B Rollover Profits Units became equitized when their holders’ capital accounts maintained for federal income tax purposes exceeded a predetermined threshold. Once equitized, a Series B Rollover Profits Unit is treated for all purposes as one Class B Common Unit, subject to meeting vesting conditions.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

12.	Share-Based Compensation

In May 2022, pursuant to the approval of the Company’s stockholders, the Company adopted an amendment to its equity incentive plan, restating and renaming the plan the 2022 Equity Incentive Plan (the “Equity Plan”) and increasing the maximum number of shares of Company stock (either Class A Common Stock, Class B Common Stock, or Series B Founder Preferred Stock) that may be issued or paid with respect to all awards thereunder to 25,000,000 in the aggregate. Under the Equity Plan, the Compensation Committee of the Board is authorized to grant awards of stock options, stock appreciation rights, restricted stock, stock units, other equity-based awards and cash incentive awards that may be subject to a combination of time and performance-based vesting conditions. As of December 31, 2022, there were 11,904,732 share-based awards collectively available for grant under the Equity Plan.

Long-Term Incentive Plan Units (LTIP Units)

In February 2020, the executive officers of the Company received initial awards (each, an “Initial Award”) of Series A LTIP Units and/or Series B LTIP Units (together with the Series C LTIP Units, the “LTIP Units”) and, in tandem with such LTIP Units, an equal number of shares of Class B Common Stock and/or shares of Series B Founder Preferred Stock, respectively. In February 2022, the Company granted the executive officers awards of additional LTIP Units (each, a “2022 LTIP Award”), consisting of Series C LTIP Units and, in tandem with such LTIP Units, an equal number of shares of Class B Common Stock. Shares issued in tandem with LTIP Units are subject to the same vesting and forfeiture condition as the related LTIP Units.

The Initial Awards consisted of (i) 3,376,076 time-vesting Series A LTIP Units that either vest over a three-year or five-year service period following the grant date, (ii) 2,023,924 performance-based Series A LTIP Units that are subject to both time and market condition performance vesting conditions, the latter condition based on the attainment of certain common share price hurdles over seven years, and (iii) 1,386,033 Series B LTIP Units that contain only a market condition performance vesting condition based on the attainment of certain common share price hurdles over nine years.

The 2022 LTIP Awards consisted of (i) 276,481 time-vesting Series C LTIP Units that vest over a three-year service period following the grant date, and (ii) 829,439 performance-based Series C LTIP Units that are subject to both time and two equally weighted performance vesting conditions, the latter conditions based on the attainment of the following conditions over the three-year period ending December 31, 2024. These conditions are a) certain Company common share price returns relative to equity returns of certain peer publicly traded companies and a specified equity index (the “Market Condition”); and b) certain growth targets in the Company’s annualized in-place rents metric (the “AIPR Growth Condition”). Vesting of the performance-based Series C LTIP Units also is contingent on the recipient’s completion of service over a three-year period beginning on the grant date. As of December 31, 2022, all Series C LTIP Units subject to AIPR Growth Conditions are expected to vest.

A summary of the changes in the LTIP Units for the year ended December 31, 2022 is presented below:

	Series A LTIP Units	Series B LTIP Units	Series C LTIP Units
Outstanding at December 31, 2021	5,340,000	1,386,033	—
Granted	—	—	1,105,920
Exercised	—	—	—
Outstanding at December 31, 2022	5,340,000	1,386,033	1,105,920
Vested at December 31, 2022	1,651,007	856,693	—

The fair value of each time-vesting Series C LTIP Unit and each Series C LTIP Unit vesting on the attainment of the AIPR Growth Condition was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.01 per share. The fair value of each LTIP Unit subject to market condition performance vesting was measured as of its grant date using a Monte Carlo method which took into consideration

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

different stock price paths. The weighted-average grant date fair values for each market condition performance vesting LTIP unit and the assumptions used in the determinations thereof were as follows:

	Series A LTIP Units	Series B LTIP Units	Series C LTIP Units
Weighted-average grant date fair value	$8.32	$6.17	$7.72
Expected term	7.9 years	9.9 years	3.0 years
Expected volatility	18.4%	19.7%	34.6%
Risk-free interest rate	1.5%	1.6%	1.8%

For the years ended December 31, 2022 and 2021 and for the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized share-based compensation expense of $16,676, $13,252 and $11,403, respectively, in the aggregate for all LTIP Units granted. As of December 31, 2022, there was $24,352 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock

Restricted stock awards granted under the Equity Plan generally are non-transferable until vesting of each award is complete. Each restricted stock award granted under the Equity Plan grants the recipient one share of Class A Common Stock at no cost to the recipient, subject to the terms and conditions of the Equity Plan and associated award agreement. Except for performance-vesting restricted stock awards granted in February 2022 (“Performance RSA”), vesting of restricted stock awards granted under the Equity Plan is contingent upon the recipient’s completion of service, which ranges from one to five years beginning on the grant date.

The Performance RSAs consisted of (i) 133,308 shares of Class A Common Stock that are subject to both time and two equally weighted performance vesting conditions, the latter conditions based on the attainment of the Market Condition and AIPR Growth Condition over the three-year period ending December 31, 2024 and (ii) 100,000 shares of Class A Common Stock that are subject to both time and performance vesting conditions, the latter condition based solely on the attainment of growth in certain annualized in-place rents of the Company over the five-year period ending December 31, 2026. Vesting of the Performance RSAs also is contingent on the recipient’s completion of service over a period of three or five years beginning on the grant date. As of December 31, 2022, all Performance RSA’s subject to AIPR Growth Conditions are expected to vest.

A summary of the changes in the Company’s nonvested restricted stock awards for the year ended December 31, 2022 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2021	95,292	$10.93
Granted	560,594	$12.53
Vested	(62,692)	$(12.54)
Nonvested at December 31, 2022	593,194	$12.28

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

Performance Restricted Stock Awards
Weighted-average grant date fair value	$7.72
Expected term	3.0 years
Expected volatility	34.6%
Risk-free interest rate	1.8%

For the years ended December 31, 2022 and 2021, respectively and for the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized share-based compensation expense of $2,173, $1,089 and $1,576, respectively, for restricted stock awards. As of December 31, 2022, there was $5,197 of total unrecognized compensation cost related to restricted stock awards granted as of December 31, 2022. The total cost is expected to be recognized over a weighted-average period of 3.5 years.

Stock Options

Expiring on the tenth anniversary following the grant date, each employee option award granted under the Equity Plan vests upon the completion of five years of service.

The following table summarizes the changes in the number of shares of Class A Common Stock underlying options for the year ended December 31, 2022:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2021	3,989,100	$10.32	$23,057
Granted	655,000	$12.98
Exercised	(39,885)	$8.20
Forfeited	(211,800)	$14.58
Outstanding at December 31, 2022	4,392,415	$10.53	$5,666
Exercisable at December 31, 2022	1,335,515	$9.34	$3,312

The weighted-average grant date fair values for employee stock options granted and the weighted-average assumptions used in the determinations thereof were as follows:

	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020
Weighted-average grant date fair value	$4.27	$4.48	$1.63
Expected term	6.5 years	6.5 years	6.5 years
Expected volatility	26.7%	26.2%	19.0%
Risk-free interest rate	2.6%	1.1%	0.5%

For the years ended December 31, 2022 and 2021, respectively and for the period from February 10, 2020 to December 31, 2020 (Successor), the Company recognized share-based compensation expense of $2,140, $1,461 and $591, respectively, for stock options granted to employees under the Equity Plan. As of December 31, 2022,

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

there was $7,970 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 4.1 years.

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

13.	Basic and Diluted Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net loss per common share using the two-class method:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from February 10, 2020 to December 31, 2020
Numerator:
Net loss attributable to stockholders	$(60,687)	$(64,895)	$(182,091)
Payment of stock dividend to holders of Founder's Preferred Stock	(40,832)	(31,391)	—
Net loss attributable to common shares	$(101,519)	$(96,286)	$(182,091)
Denominator:
Weighted average shares outstanding - basic and diluted	93,756,936	71,083,353	58,425,000

Basic and diluted loss per common share	$(1.08)	$(1.35)	$(3.12)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as they would be anti-dilutive:

	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020
Series A Founder Preferred Stock	1,600,000	1,600,000	1,600,000
Warrants	—	—	16,675,000
Stock options	4,392,415	3,989,100	2,813,000
Restricted stock	593,194	95,292	261,429
LTIP Units	7,831,953	6,726,033	6,786,033
Convertible notes	11,693,192	11,693,192	—

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

14.	Geographic Data and Concentration

The following tables summarizes the revenues and total assets of the Company and its Predecessor in different geographic locations (geographic summary is based on the billing addresses of the related in‑place tenant):

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue by Country:
Italy	$46,043	$25,913	$5,572	$373
United Kingdom	25,903	24,036	17,126	1,927
United States	21,532	17,797	14,880	1,775
Other foreign countries	41,978	35,863	25,345	2,761
Total	$135,456	$103,609	$62,923	$6,836

	December 31, 2022	December 31, 2021
Total Assets by Country:
Italy	$932,795	$536,517
United States	690,945	968,279
United Kingdom	329,795	288,696
Other foreign countries	499,955	443,443
Total	$2,453,490	$2,236,935

Although the Company monitors the creditworthiness of its customers, the loss, consolidation or financial instability of, or network sharing among, any of its customers may materially decrease revenue. Revenue concentration of the Company and its Predecessor was with the following in‑place tenants:

	Successor			Predecessor
	Year ended December 31, 2022	Year ended December 31, 2021	Period from February 10, 2020 to December 31, 2020	Period from January 1, 2020 to February 9, 2020
Revenue by Company:
Telecom Italia	27%	16%	2%	0%
American Tower	12%	11%	13%	13%
Other (less than 10% individually)	61%	73%	85%	87%
Total	100%	100%	100%	100%

15.	Commitments and Contingencies

The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of management, after consultation with counsel, the ultimate disposition of these matters, both asserted and unasserted, will not have a material adverse impact on the Company’s consolidated financial position, results of operations or liquidity.

16.Subsequent Events

On March 1, 2023, the Company and APW OpCo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Chord Parent, Inc., a Delaware corporation (“Parent”), Chord Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub I”), and Chord Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Merger Sub I (“Merger Sub II” and, together with Parent

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)

and Merger Sub I, the “Parent Parties”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (a) Merger Sub II will be merged with and into APW OpCo (the “OpCo Merger”), with APW OpCo surviving the OpCo Merger as a subsidiary of Parent and the Company (the “Surviving LLC”), and (b) Merger Sub I will be merged with and into the Company, (the “Company Merger” and, together with the OpCo Merger, the “Mergers”), with the Company surviving the Company Merger as a subsidiary of Parent. The Parent Parties are affiliates of EQT and Public Service Investment Board.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Company Merger (the “Company Merger Effective Time”), (a) each share of Class A Common Stock issued and outstanding immediately prior to the Company Merger Effective Time, except as otherwise specified in the Merger Agreement, will be converted into the right to receive $15.00 per share (the “Merger Consideration”), (b) each share of Class B Common Stock, issued and outstanding immediately prior to the Company Merger Effective Time will be canceled for no consideration, (c) each share of Series A Founder Preferred Stock, issued and outstanding immediately prior to the Company Merger Effective Time will be converted into the right to receive the Merger Consideration and (d) each share of Series B Founder Preferred Stock” (the “Series B Founder Preferred Stock, issued and outstanding immediately prior to the Company Merger Effective Time will be canceled for no consideration.

In addition, on the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the OpCo Merger (the “OpCo Merger Effective Time”), (a) each unit of limited liability company interests of APW OpCo designated as “Class A Common” units under the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 31, 2020 (the “OpCo LLC Agreement”), issued and outstanding immediately prior to the OpCo Merger Effective Time will be converted into one unit of limited liability company interests in the Surviving LLC, (b) each Class B Common Unit, issued and outstanding immediately prior to the OpCo Merger Effective Time, except as otherwise specified in the Merger Agreement, will be converted into the right to receive the Merger Consideration and (c) the single unit of limited liability company interests of APW OpCo designated as the “Carry Unit” under the OpCo LLC Agreement will be canceled for no consideration.

If the Merger Agreement is terminated under certain specified circumstances, the Company or Parent will be required to pay a termination fee.  The Company will be required to pay Parent a termination fee of $52 million under specified circumstances, including if the Company terminates the Merger Agreement to enter into a Superior Proposal (as defined in the Merger Agreement) or Parent terminates the Merger Agreement because the Company’s Board has made an Adverse Recommendation Change (as defined in the Merger Agreement).  Parent will be required to pay the Company a termination fee of $103 million under specified circumstances, including termination of the Merger Agreement by the Company as a result of Parent’s material breach of the Merger Agreement or Parent’s failure to close the Mergers by the later of (a) five business days after all closing conditions have been satisfied and (b) five business days following the Company’s delivery of a written notice to Parent that all of Parent’s closing conditions have been satisfied or waived and the Company is ready, willing and able to consummate the Mergers.

The consummation of the Mergers is subject to certain conditions, including, among others, (a) the approval and adoption of the Merger Agreement by our stockholders, (b) the absence of a law or order prohibiting the transactions contemplated by the Merger Agreement or imposing a Burdensome Condition (as defined in the Merger Agreement), (c) the termination or expiration of any waiting periods and receipt of approvals under applicable antitrust and foreign investment laws without the imposition of a Burdensome Condition (as defined in the Merger Agreement), (d) compliance by the Company, APW OpCo and the Parent Parties in all material respects with our and their respective obligations under the Merger Agreement, (e) subject to specified exceptions and qualifications for materiality, the accuracy of representations and warranties made by the Company, APW OpCo and the Parent Parties, respectively, as of the closing date, (f) no Debt Default (as defined in the Merger Agreement) having occurred and been continuing immediately prior and immediately after giving effect to the Mergers, (g) the Company having a specified minimum cash balance at the closing of the Mergers, (h) no effect, change, circumstance or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement and (i) certain waivers of change of control provisions under our Specified Debt Agreements (as defined in the Merger Agreement) being in full force and effect at the closing of the Mergers. The consummation of the Mergers is not subject to a financing condition. The parties expect the Mergers to close in the third quarter of 2023, although there can be no assurance that the Mergers will occur by that date.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(in thousands, except share and per share amounts and unless otherwise disclosed)