Form 10-Q
period 2023-03-31
Radius Global Infrastructure, Inc.
filed 2023-05-09
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, there were 99,664,040 shares of Class A Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” “will” or similar expressions, their negative or other variations or comparable terminology.

Forward-looking statements are based on current beliefs, assumptions and expectations based upon our historical performance and on our current plans, estimates and expectations in light of information available to us. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, publicly update or revise any forward-looking statements made herein after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy, liquidity and proposed transaction with affiliates of EQT Partners ("EQT") and Public Sector Pension Investment Board (“PSP”). Actual results may differ materially from those set forth in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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
•
the possibility that any or all of the various conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure (a) to receive any required antitrust and foreign investment approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals) and (b) to satisfy conditions related to (i) there being no event of default under certain of the Company’s existing debt facilities, (ii) certain waivers of change of control provisions under certain of the debt agreements of the Company and its subsidiaries being in full force and effect at the closing, including the possibility that such waivers fail to be in full force and effect at the closing because any two of William H. Berkman, Scott G. Bruce and Richard I. Goldstein have ceased to continue in their current capacities as Chief Executive Officer, President and Chief Operating Officer of the Company, respectively, at the closing and (iii) the Company having a specified minimum cash balance and the Company or any of its subsidiaries having an additional specified amount of additional cash, in each case at the closing;
•
the possibility that compliance with the minimum cash condition to the consummation of the proposed transaction may limit the growth of the Company’s business, depending on the availability to the Company of other sources of capital that are permitted under the terms of the Merger Agreement;
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

i

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
•
the possibility that we have established human capital goals and objectives that we may be unable to achieve or that are too optimistic; and
•
the other risks and uncertainties described under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

The risks included here are not exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report, in the “Risk Factors” section of the Annual Report, and in our other filings with the Securities and Exchange Commission. Other sections of this Quarterly Report may include additional factors that could adversely affect our business and financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

RADIUS GLOBAL INFRASTRUCTURE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$197,879	$224,258
Restricted cash	2,417	1,971
Short-term investments	34,612	39,205
Total cash, cash equivalents, restricted cash, and short-term investments	234,908	265,434
Trade receivables, net	11,317	8,200
Prepaid expenses and other current assets	29,747	28,773
Total current assets	275,972	302,407
Real property interests, net:
Right-of-use assets - finance leases, net	415,981	379,052
Telecom real property interests, net	1,582,164	1,569,676
Real property interests, net	1,998,145	1,948,728
Intangible assets, net	11,811	12,121
Property and equipment, net	1,291	1,241
Goodwill	80,509	80,509
Deferred tax asset	1,636	306
Restricted cash, long-term	61,595	88,054
Other long-term assets	21,209	20,124
Total assets	$2,452,168	$2,453,490
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$44,121	$48,767
Rent received in advance	33,938	26,551
Finance lease liabilities, current	14,392	15,589
Telecom real property interest liabilities, current	4,564	7,975
Total current liabilities	97,015	98,882
Finance lease liabilities	21,768	22,277
Telecom real property interest liabilities	4,076	4,483
Long-term debt, net of debt discount and deferred financing costs	1,521,802	1,503,352
Deferred tax liability	134,238	131,229
Other long-term liabilities	11,585	10,473
Total liabilities	1,790,484	1,770,696
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 99,541,524 and 95,283,563 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 10,378,327 and 12,795,694 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,082,943	1,060,055
Accumulated other comprehensive loss	(64,622)	(85,936)
Accumulated deficit	(384,404)	(338,819)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	633,927	635,310
Noncontrolling interest	27,757	47,484
Total liabilities and stockholders’ equity	$2,452,168	$2,453,490

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Revenue	$41,214	$30,599
Cost of service	1,892	841
Gross profit	39,322	29,758
Operating expenses:
Selling, general and administrative	29,464	22,687
Share-based compensation	5,184	4,592
Amortization and depreciation	23,085	18,751
Impairment - decommissions	1,050	765
Total operating expenses	58,783	46,795
Operating loss	(19,461)	(17,037)
Other income (expense):
Realized and unrealized gain (loss) on foreign currency debt	(15,479)	24,232
Interest expense	(17,671)	(16,098)
Other income (expense), net	3,215	1,092
Total other income (expense), net	(29,935)	9,226
Loss before income tax expense (benefit)	(49,396)	(7,811)
Income tax expense (benefit)	(1,584)	(3,166)
Net loss	(47,812)	(4,645)
Net loss attributable to noncontrolling interest	(2,227)	(208)
Net loss attributable to common stockholders	$(45,585)	$(4,437)

Loss per common share:
Basic and diluted	$(0.48)	$(0.05)
Weighted average common shares outstanding:
Basic and diluted	95,821,985	92,104,971

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Net loss	$(47,812)	$(4,645)
Other comprehensive income (loss):
Foreign currency translation adjustment	21,394	(14,922)
Unrealized loss on interest rate derivative	(80)	—
Comprehensive loss	$(26,498)	$(19,567)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Three months ended March 31, 2023 and 2022

	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Shares		Class B Shares		Additional	Accumulated other			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	stockholders' equity
Balance at January 1, 2023	1,600,000	$-	1,386,033	$-	95,283,563	$10	12,795,694	$-	$1,060,055	$(85,936)	$(338,819)	$47,484	$682,794
Issuance of shares upon redemption of Class B Common Units	-	-	-	-	2,367,228	-	(2,367,228)	-	17,500	-	-	(17,500)	—
Issuance of shares upon redemption of Series A LTIP Units	-	-	-	-	1,077,149	-	(1,077,149)	-	-	-	-	-	—
Exercise of stock options	-	-	-	-	29,200	-	-	-	204	-	-	-	204
Share-based compensation	-	-	-	-	784,384	-	1,027,010	-	5,184	-	-	-	5,184
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	21,394	-	-	21,394
Unrealized loss on interest rate derivative	-	-	-	-	-	-	-	-	-	(80)	-	-	(80)
Net loss	-	-	-	-	-	-	-	-	-	-	(45,585)	(2,227)	(47,812)
Balance at March 31, 2023	1,600,000	$-	1,386,033	$-	99,541,524	$10	10,378,327	$-	$1,082,943	$(64,622)	$(384,404)	$27,757	$661,684

Balance at January 1, 2022	1,600,000	$-	1,386,033	$-	92,159,612	$9	11,551,769	$-	$1,038,740	$(27,784)	$(278,132)	$50,825	$783,658
Exercise of stock options	-	-	-	-	10,985	-	-	-	88	-	-	-	88
Share-based compensation	-	-	-	-	560,594	-	1,105,920	-	4,592	-	-	-	4,592
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(14,922)	-	-	(14,922)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,437)	(208)	(4,645)
Balance at March 31, 2022	1,600,000	$-	1,386,033	$-	92,731,191	$9	12,657,689	$-	$1,043,420	$(42,706)	$(282,569)	$50,617	$768,771

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net loss	$(47,812)	$(4,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	23,085	18,751
Amortization of finance lease and telecom real property interest liabilities discount	460	367
Impairment - decommissions	1,050	765
Realized and unrealized gain on foreign currency debt	15,479	(24,232)
Amortization of debt discount and deferred financing costs	1,715	1,106
Provision for bad debt expense	(64)	98
Share-based compensation	5,184	4,592
Deferred income taxes	(3,446)	(3,986)
Change in assets and liabilities:
Trade receivables, net	(2,790)	(1,707)
Prepaid expenses and other assets	1,813	1,563
Accounts payable, accrued expenses and other long-term liabilities	(3,391)	(1,309)
Rent received in advance	6,700	3,978
Net cash used in operating activities	(2,017)	(4,659)

Cash flows from investing activities:
Investments in real property interests and related intangible assets	(43,688)	(73,128)
Advance deposits made for real property interest investments	(2,589)	—
Proceeds from sales of real property interests	213	—
Proceeds from maturities of short-term investments	5,000	—
Purchases of property and equipment	(231)	(195)
Net cash used in investing activities	(41,295)	(73,323)

Cash flows from financing activities:
Borrowings under debt agreements	—	256,203
Repayments of term loans and other debt	—	(1,804)
Debt issuance costs	—	(5,653)
Proceeds from exercises of stock options	204	88
Repayments of finance lease and telecom real property interest liabilities	(11,075)	(4,359)
Net cash provided by (used in) financing activities	(10,871)	244,475

Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	1,791	(6,426)

Net change in cash and cash equivalents and restricted cash	(52,392)	160,067

Cash and cash equivalents and restricted cash at beginning of period	314,283	632,193
Cash and cash equivalents and restricted cash at end of period	$261,891	$792,260

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$18,008	$15,459
Cash paid for income taxes	$373	$150

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.
Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” or the “Company”) is a holding company that, as of March 31, 2023, owned approximately 97% of APW OpCo LLC (“APW OpCo”), which is the parent of AP WIP Investments Holdings, LP (“AP Wireless”), one of the largest international aggregators of rental streams underlying wireless and other essential communications infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae or other communications infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower antennae or other real property-related communications infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

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

Parent will be a controlled affiliate of EQT and PSP upon consummation of the Mergers. The parties expect the Mergers to close in the third quarter of 2023, subject to the conditions set forth in the Merger Agreement, although there can be no assurance that the Mergers will occur by that date.

If the Merger Agreement is terminated under certain specified circumstances, the Company or Parent will be required to pay a termination fee. The Company will be required to pay Parent a termination fee of $52 million under specified circumstances, including if the Company terminates the Merger Agreement to enter into a Superior Proposal (as defined in the Merger Agreement) or Parent terminates the Merger Agreement because the Company’s Board of Directors (the "Board") has made an Adverse Recommendation Change (as defined in the Merger Agreement). Parent will be required to pay the Company a termination fee of $103 million under specified circumstances, including termination of the Merger Agreement by the Company as a result of Parent’s material breach of the Merger Agreement or Parent’s failure to close the Mergers by the later of (a) five business days after all closing conditions have been satisfied and (b) five business days following the Company’s delivery of a written notice to Parent that all of Parent’s closing conditions have been satisfied or waived and the Company is ready, willing and able to consummate the Mergers.

Under the Merger Agreement, the consummation of the Mergers is conditioned on, among other things, the Company having available a minimum unrestricted cash balance of $210 million and the Company and its subsidiaries having an additional $30 million, in each case as of the closing. Compliance with this minimum cash condition may limit the growth of the Company’s business, depending on the availability to the Company of other sources of capital that are permitted under the terms of the Merger Agreement.

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of Securities and Exchange Commission for interim reporting. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the entire year.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

3.
Cash and Short-term Investments

Cash and Cash Equivalents and Restricted Cash

The Company is required to maintain cash collateral at certain financial institutions. These include amounts that are required to be held in escrow accounts, which, subject to certain conditions, are available to the Company under certain of its long-term debt agreements. Accordingly, these balances contain restrictions as to their availability and usage and are classified as restricted cash in the condensed consolidated balance sheets. The reconciliation of cash and cash equivalents and restricted cash reported in the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows is as follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$197,879	$224,258
Restricted cash	2,417	1,971
Restricted cash, long term	61,595	88,054
Total cash and cash equivalents and restricted cash	$261,891	$314,283

Short-term Investments

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. As of March 31, 2023 and December 31, 2022, short-term investments consisted of United States Treasury Bills that had maturities of greater than three months at their respective purchase dates. Short-term investments are classified as trading securities and, accordingly, are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Realized and unrealized gains and losses are reported in other income (expense), net in the condensed consolidated statements of operations. For the three months ended March 31, 2023, the Company recorded an unrealized gain associated with its short-term investments of $365. The Company used quoted market prices, which are directly observable Level 1 fair value hierarchy inputs in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, to measure and record its short-term investments at fair value in the condensed consolidated balance sheets.

4.
Real Property Interests

Real property interests, net consisted of the following:

	March 31, 2023	December 31, 2022
Right-of-use assets - finance leases	$451,998	$410,171
Telecom real property interests	1,740,688	1,708,322
	2,192,686	2,118,493
Less accumulated amortization:
Right-of-use assets - finance leases	(36,017)	(31,119)
Telecom real property interests	(158,524)	(138,646)
Real property interests, net	$1,998,145	$1,948,728

The Company’s real property interests typically consist of leasehold interests or fee simple interests, acquired either through an upfront payment or on an installment basis from property owners who have leased their property to companies that own telecommunications infrastructure assets. The agreements that provide for leasehold interests typically are easement agreements or similar arrangements, which provide the Company with certain beneficial rights, but not obligations, with respect to the underlying Tenant Leases. The beneficial rights acquired principally include the right to receive the rental income related to the lease with the in-place tenant, and in certain circumstances, additional rents. In most cases, the stated term of the leasehold interest is longer than the remaining term of the in-place Tenant Lease, which provides the Company with the right and opportunity for renewals and extensions. In cases in which the Company acquires a leasehold interest, the Company is both a lessor and a lessee. Although the Company has the rights under the acquired leasehold interests over the duration of the entire term, the underlying tenant, in most cases, can terminate their lease acquired by the Company within a short time frame (30 to 180 day notice) without penalty. Similarly, when the Company acquires a fee simple interest, the beneficial rights associated with the in-place Tenant Leases are acquired and the Company owns the property underlying or containing the telecommunication infrastructure assets.

The costs of acquiring a real property interest are recorded either as a right-of-use asset, if the arrangement is determined to be a lease at the inception of the agreement under ASC Topic 842, Leases (“ASC 842”), or as a telecom real property interest asset, if the acquisition meets the definition of an asset acquisition. Telecom real property interests and finance lease right-of-use assets are stated at cost less accumulated amortization, and amortization is computed using the straight-line method over their estimated useful lives. Finance lease right-of-use assets are amortized over the lesser of the lease term or the estimated useful life of the underlying asset associated with the leasing arrangement.

The Company often closes and funds its real property interest prepayment transactions through third‑party intermediaries that generally are the Company’s retained legal counsel in each jurisdiction. Funds for these transactions are typically deposited with the intermediary, which releases the funds once all closing conditions are satisfied. In other circumstances, the Company deposits monies with the owners of the assets in advance of consummating the acquisition of the real property interest, at which time all conditions are satisfied, the remaining payments are made and the balance of the deposit is included as part of the aggregate acquisition consideration paid for the asset and recorded in real property interest assets. Amounts held by others as deposits at March 31, 2023 and December 31, 2022 totaled $11,416 and $11,883, respectively, and were recorded as other long‑term assets in the Company’s condensed consolidated balance sheets.

Right-Of-Use Assets - Finance Leases and Related Liabilities

For a real property interest arrangement determined to be a lease, the Company records a right-of-use asset and a lease liability at the present value of the arrangement's future lease payments plus any upfront payment. The weighted-average remaining lease term for leases classified as finance leases was 43.1 years as of March 31, 2023 and December 31, 2022.

The Company recorded finance lease expense and interest expense associated with finance lease liabilities in the condensed consolidated statements of operations as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Finance lease expense	$4,329	$3,598
Interest expense - lease liability	$337	$256

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate associated with recorded finance lease liabilities was 8.5% and 8.2% as of March 31, 2023 and December 31, 2022, respectively.

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$227	$136
Financing cash flows from finance leases	$4,850	$3,170
Finance lease liabilities arising from obtaining right-of-use assets	$3,916	$3,565

Telecom Real Property Interests and Related Liabilities

For acquisitions of real property interests accounted for under the acquisition method of accounting, the recorded amount of the telecom real property interest asset represents the allocation of the purchase price based on the contractual cash flows associated with the Tenant Lease, including rights and opportunities for renewals thereof, as well as any acquired land for which an allocation of the purchase price is made. As of March 31, 2023 and December 31, 2022, telecom real property interest, net in the condensed consolidated balance sheets included amounts allocated to land of $59,204 and $58,110, respectively.

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

For telecom real property interests, amortization expense was $17,764 and $14,545 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2023	$54,500
2024	73,555
2025	73,536
2026	73,536
2027	73,425
Thereafter	1,174,408

Maturities of finance lease liabilities and telecom real property interest liabilities as of March 31, 2023 were as follows:

	Finance Lease	Telecom Real Property Interest
Remainder of 2023	$12,010	$3,742
2024	9,405	3,638
2025	7,015	524
2026	4,439	407
2027	3,306	402
Thereafter	5,459	331
Total lease payments	41,634	9,044
Less amounts representing future interest	(5,474)	(404)
Total liability	36,160	8,640
Less current portion	(14,392)	(4,564)
Non-current liability	$21,768	$4,076

As of March 31, 2023, the weighted-average remaining contractual payment term for finance leases was 3.7 years.

5.
Intangible Assets

Intangible assets subject to amortization consisted of the following:

	March 31, 2023	December 31, 2022
In-place lease intangible asset
Gross carrying amount	$16,359	$15,800
Less accumulated amortization:	(4,548)	(3,679)
Intangible assets, net	$11,811	$12,121

Amortization expense was $791 and $355 for the three months ended March 31, 2023 and 2022, respectively. The Company reviewed the portfolio of real property interests and intangible assets for impairment, in which the Company identified wireless communication sites for which impairment charges were recorded in Impairment - decommissions in the condensed consolidated statements of operations.

As of March 31, 2023, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2023	$1,320
2024	1,506
2025	1,311
2026	1,191
2027	1,046
Thereafter	5,437
$11,811

6.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Interest payable	$9,595	$10,853
Accrued liabilities	2,404	1,894
Taxes payable	10,890	10,065
Payroll and related withholdings	4,356	10,612
Accounts payable	2,670	3,318
Professional fees accrued	11,569	9,578
Current portion of operating lease liabilities	962	977
Other	1,675	1,470
Total accounts payable and accrued expenses	$44,121	$48,767

7.
Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	March 31, 2023	December 31, 2022
DWIP Subscription Agreement	$165,000	$165,000
ArcCo Subscription Agreement	244,627	241,477
Facility Agreement	638,549	627,871
Subscription Agreement	165,495	162,587
Convertible Notes	264,500	264,500
DWIP II Loan Agreement	75,000	75,000
Less: unamortized debt discount and financing fees	(31,369)	(33,083)
Debt, carrying amount	$1,521,802	$1,503,352

ArcCo Subscription Agreement

In December 2021, AP WIP ArcCo Investments, LLC (“ArcCo Investments”), a subsidiary of AP Wireless, entered into a subscription agreement (the “ArcCo Subscription Agreement”) providing for loans of up to €750,000. The ArcCo Subscription Agreement provides for uncommitted funding to ArcCo Investments, the sole borrower thereunder, in the form of promissory certificates consisting of tranches in Euros, Pound Sterling, and U.S. Dollars.

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

Borrowings under the DWIP Subscription Agreement totaled $165,000 and are scheduled to mature in April 2027. Under the DWIP Subscription Agreement, escrow and collection account balances are required to be maintained and each are included in restricted cash in the condensed consolidated balance sheets.

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

Through March 31, 2023, cumulative IWIP borrowings under the Facility Agreement consisted of €327,150 and £228,700 that accrue interest at annual fixed rates ranging from 2.8% to 4.5%. Outstanding principal amounts due under the Facility Agreement as of March 31, 2023 totaling $341,676, $149,568 and $147,305 are scheduled to mature in October 2027, August 2030 and October 2031, respectively. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

DWIP II Loan Agreement

AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP WIP Investments, is the sole borrower under a junior loan agreement (the “DWIP II Loan Agreement”), the borrowings under which bear interest at 6.0% and mature in April 2024.

Subscription Agreement (up to £250,000)

AP WIP Investments Borrower, LLC, a subsidiary of AP WIP Investments, is the borrower under a subscription agreement (the “Subscription Agreement”) that provides for uncommitted funding up to £250,000 in the form of nine-year term junior loans consisting of tranches available in Euros, Pound Sterling and U.S. Dollars, and requires a portion of the funding to be held in a debt service reserve account, which is presented in restricted cash in the condensed consolidated balance sheets.

Through March 31, 2023, cumulative borrowings under the Subscription Agreement consisted of fixed and variable rate interest-only notes totaling €105,000 and €40,000, respectively. As of March 31, 2023, fixed rate borrowings under the Subscription Agreement accrued cash pay interest at rates ranging from 4.0% to 4.25% and interest on the variable rate borrowing was based on the three-month Euro Interbank Offered Rate (“EURIBOR”) plus 3.75%. All borrowings under the Subscription Agreement bear payment-in-kind interest ranging from 1.75% to 2.0%, which was recorded in the carrying amount of long-term debt in the condensed consolidated balance sheets and are scheduled to mature in November 2028. Interest payable in cash is paid quarterly, whereas payment-in-kind interest accrues to the principal balance and is payable upon repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee.

Interest Rate Cap Agreement

The Company is a party to an interest rate cap agreement ("interest rate cap"), which has a notional amount of €40,000 and terminates in March 2026. The interest rate cap is intended to limit the exposure to increasing interest rates on the variable rate borrowing under the Subscription Agreement in the event that the three-month EURIBOR exceeds 0.25%. Through December 31, 2022, the interest rate cap was a derivative financial instrument that was not designated as an effective hedge under ASC Topic 815, Derivatives and Hedging ("ASC 815"). Accordingly, changes in the fair value of the interest rate cap were recognized in Other income (expense), net in the condensed consolidated statement of operations, which was a gain of $1,074 for the three months ended March 31, 2022. As of December 31, 2022, the fair value of the interest rate cap was $3,857 and was recorded as a derivative asset in other long-term assets in the condensed consolidated balance sheet.

Effective January 1, 2023, the Company has elected to designate the interest rate cap as a hedge of its exposure to potential variability in its remaining future cash flows that may result from its variable rate borrowing under the Subscription Agreement. As the interest rate cap has been designated and qualifies as an effective cash flow hedge under ASC 815, any gains or losses associated with the changes in the fair value of the interest rate cap determined in periods after December 31, 2022 are recorded in stockholders' equity as a component of accumulated other comprehensive income, net of applicable income taxes. Reclassifications of the gains and losses on the interest rate cap are reclassified out of accumulated other comprehensive income and are recorded as part of interest expense in the condensed consolidated statements of operations in the period in which the variable rate interest payments under the Subscription Agreement impact interest expense.

For the three months ended March 31, 2023, the amount of loss associated with the change in the fair value of the interest rate cap recorded in other comprehensive income was $289 and the amount reclassified out of accumulated other comprehensive income and included in interest expense in the condensed consolidated statements of operations, which totaled $17,671, was $209. The following table presents the fair value of the interest rate cap as well as its classification in the condensed consolidated balance sheets.

Balance sheet location of derivative assets:	March 31, 2023	December 31, 2022
Interest rate cap designated as cash flow hedge:
Prepaid and other current assets	$1,328	$—
Other long-term assets	2,314	—
Interest rate cap not designated as cash flow hedge:
Other long-term assets	—	3,857
Total derivative assets	$3,642	$3,857

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

Debt Discount and Financing Costs

Amortization of debt discount and deferred financing costs, included in interest expense in the condensed consolidated statements of operations, was $1,715 and $1,106 for the three months ended March 31, 2023 and 2022, respectively.

8.
Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases for income tax purposes. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized.

Income tax expense (benefit) was a benefit of $(1,584) and $(3,166) for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, the Company’s recorded income tax benefit in relation to its pre-tax loss was lower than an amount that would result from applying the applicable statutory tax rates to such loss, primarily due to limitations on the recognition of tax benefits as a result of full valuation allowances maintained in several taxing jurisdictions.

9.
Stockholders’ Equity

Common Stock

Each holder of Class A Common Stock is entitled to one vote per share on all matters and is entitled to ratably receive dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Company’s Board from time to time out of assets or funds of the Company legally available. Each holder of the Company’s Class B Common Stock is entitled to one vote per share together as a single class with Class A Common Stock. Shares of Class B Common Stock are deemed to be non-economic interests.

Series A Founder Preferred Stock

As of March 31, 2023, all shares of the Company’s Series A Founder Preferred Stock were held by certain of its founders. Each holder of Series A Founder Preferred Stock is entitled to a number of votes equal to the number of shares of Class A Common Stock into which each share of Series A Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

Series B Founder Preferred Stock

As of March 31, 2023, all shares of the Company’s Series B Founder Preferred Stock were held by certain executive officers and such shares were issued in tandem with LTIP Units (as defined in Note 10). Each holder of Series B Founder Preferred Stock is entitled to a number of votes equal to the number of shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, into which each share of Series B Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

Noncontrolling Interest

As of March 31, 2023, noncontrolling interest consisted of limited liability company units of APW OpCo not owned by Radius, comprising each unit of limited liability company interests of APW OpCo designated as “Class B Common Units” under the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 21, 2020 (the “OpCo LLC Agreement”), each unit of APW OpCo designated as a “Series A Rollover Profit Unit” under the OpCo LLC Agreement and each unit of APW OpCo designated as a “Series B Rollover Profit Unit” (each, a “Series B Rollover Profit Unit”) under the OpCo LLC Agreement. As of March 31, 2023, the portion of APW OpCo not owned by Radius was approximately 3%, which represented the Company's noncontrolling interest. During the three months ended March 31, 2023, certain unitholders initiated redemptions of their interests in APW OpCo, thereby effectively exchanging their Class B Common Units, Series B Rollover Profit Units and the associated tandem shares of Class B Common Stock for 2,367,228 shares of Class A Common Stock. This redemption and exchange resulted in an increase in additional paid-in capital of $17,500 and a corresponding reduction in noncontrolling interest, based on the carrying amounts of the associated Class B Common Units and Series B Rollover Units being exchanged.

10.
Share-Based Compensation

Under the Company's 2022 Equity Incentive Plan (the "Equity Plan"), the Compensation Committee of the Board is authorized to grant awards of stock options, stock appreciation rights, restricted stock, stock units, other equity-based awards and cash incentive awards that may be subject to a combination of time and performance-based vesting conditions. In accordance with ASC Topic 718, Compensation – Stock Compensation, the Company recognizes share-based compensation expense over the requisite service period of the awards (usually the vesting period) based on the grant date fair value of the awards. For share-based compensation awards with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved.

Subject to adjustment, the maximum number of shares of Company stock that may be issued or paid under or with respect to all awards granted under the Equity Plan is 25,000,000, in the aggregate. Generally, awards will deliver shares of Class A Common Stock, Class B Common Stock or Series B Founder Preferred Stock. As of March 31, 2023, there were 10,151,638 share-based awards collectively available for grant under the Equity Plan.

Long-Term Incentive Plan Units (LTIP Units)

In February 2020, the executive officers of the Company received initial awards (each, an “Initial Award”) of Series A LTIP Units and Series B LTIP Units (together with the Series C LTIP Units, the “LTIP Units”) and, in tandem with such LTIP Units, an equal number of shares of Class B Common Stock and/or shares of Series B Founder Preferred Stock, respectively. In connection with evaluations of the Company's executive officers' performance in 2022 and 2021, in February 2023 and February 2022, respectively, the Compensation Committee of the Board granted the executive officers awards of LTIP Units (each, a "2023 LTIP Award" or “2022 LTIP Award”), consisting of Series C LTIP Units and, in tandem with such LTIP Units, an equal number of shares of Class B Common Stock.

The Initial Awards consisted of (i) 3,376,076 time-vesting Series A LTIP Units that either vest over a three-year or five-year service period following the grant date, (ii) 2,023,924 performance-based Series A LTIP Units that are subject to both time and performance vesting conditions, the latter condition based on the attainment of certain common share price hurdles over seven years, and (iii) Series B LTIP Units that contain only a performance-based vesting condition based on the attainment of certain common share price hurdles over nine years. During the three months ended March 31, 2023, Series A LTIP Units totaling 1,077,149 units were redeemed and exchanged for an equal number of shares of Class A Common Stock.

The 2023 LTIP Awards and the 2022 LTIP Awards each consisted of (i) time-vesting Series C LTIP Units that vest over a three-year service period following the grant date, and (ii) performance-based Series C LTIP Units that are subject to both time and two equally weighted performance vesting conditions, the latter conditions based on the attainment of the following conditions over the three-year period beginning on January 1 of the year in which the award was granted. These conditions are a) certain Company common share price returns relative to equity returns of certain peer publicly traded companies and a specified equity index (the “Market Condition”); and b) certain growth targets in the Company’s annualized in-place rents metric (the “AIPR Growth Condition”). Vesting of the performance-based Series C LTIP Units also is contingent on the recipient’s completion of service over a three-year period beginning on the grant date. Time vesting Series C LTIP Units granted pursuant to the 2023 LTIP Awards and 2022 LTIP Awards totaled 256,753 and 276,481, respectively, and performance-based Series C LTIP Units granted pursuant to the 2023 LTIP Awards and 2022 LTIP Awards totaled 770,257 and 829,439, respectively.

A summary of the changes in the LTIP Units for the three months ended March 31, 2023 is presented below:

	Series A LTIP Units	Series B LTIP Units	Series C LTIP Units
Outstanding at December 31, 2022	5,340,000	1,386,033	1,105,920
Granted	—	—	1,027,010
Exercised	(1,077,149)	—	—
Outstanding at March 31, 2023	4,262,851	1,386,033	2,132,930
Vested at March 31, 2023	2,441,321	856,693	92,160

As of March 31, 2023, all awards of Series C LTIP Units are expected to vest. With respect to the 2023 LTIP Awards, the fair value of each time-vesting Series C LTIP Unit and each Series C LTIP Unit vesting on the attainment of the AIPR Growth Condition was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.63 per share. For each Market Condition Series C LTIP Unit granted pursuant to the 2023 LTIP Awards, fair value was measured as of its grant date using a Monte Carlo method, which took into consideration different stock price paths and utilized the following assumptions in its determination:

Market Condition Series C LTIP Units
Weighted-average grant date fair value	$9.47
Expected term	3.0 years
Expected volatility	45.4%
Risk-free interest rate	4.5%

For the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense of $3,908 and $3,685, respectively, in the aggregate for all grants of LTIP Units. As of March 31, 2023, there was $31,362 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock

Restricted stock awards granted under the Equity Plan generally are non-transferable until vesting of each award is complete. Each restricted stock award granted under the Equity Plan grants the recipient one share of Class A Common Stock at no cost to the recipient, subject to the terms and conditions of the Equity Plan and associated award agreement. Except for performance-vesting restricted stock awards granted in February 2023 and 2022 (each a “2023 Performance RSA” or "2022 Performance RSA"), vesting of restricted stock awards granted under the Equity Plan is contingent upon the recipient’s completion of service, which ranges from one to five years beginning on the grant date.

The 2023 Performance RSAs consisted of (i) 116,912 shares of Class A Common Stock that are subject to both time and two equally weighted performance vesting conditions, the latter conditions based on the attainment of the Market Condition and AIPR Growth Condition over the three-year period beginning on January 1 of the year in which the award was granted and (ii) 100,000 shares of Class A Common Stock that are subject to both time and performance vesting conditions, the latter condition based solely on the attainment of growth in certain annualized in-place rents of the Company over the five-year period beginning on January 1 of the year in which the award was granted. Vesting of the Performance RSAs also is contingent on the recipient’s completion of service over a period of three or five years beginning on the grant date. Awards pursuant to the 2022 Performance RSAs also are subject to time and performance vesting provisions that also included conditions regarding the attainment of Company common share price returns; and growth targets in the Company’s annualized in-place rents metric.

A summary of the changes in the Company’s nonvested restricted stock awards for the three months ended March 31, 2023 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2022	593,194	$12.28
Granted	784,384	$11.37
Vested	(150,902)	$(12.71)
Forfeited	—	—
Nonvested at March 31, 2023	1,226,676	$11.64

As of March 31, 2023, all 2023 Performance RSAs and 2022 Performance RSAs are expected to vest. The fair value of each 2023 Performance RSA vesting on the attainment of annualized in-place rent criteria was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.63 per share. For each 2023 Performance RSA subject to the Market Condition, fair value was measured as of its grant date using a Monte Carlo method, which took into consideration different stock price paths and utilized the following assumptions in its determination:

Market Condition Restricted Stock Awards
Weighted-average grant date fair value	$9.47
Expected term	3.0 years
Expected volatility	45.4%
Risk-free interest rate	4.5%

For the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense for restricted stock awards of $724 and $367, respectively. As of March 31, 2023, there was $16,400 of total unrecognized compensation cost related to restricted stock awards granted as of March 31, 2023. The total cost is expected to be recognized over a weighted-average period of 4.0 years.

Stock Options

The following table summarizes the changes in the number of common shares underlying options for the three months ended March 31, 2023:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2022	4,392,415	$10.53
Granted	—	$-
Exercised	(29,200)	$8.03
Forfeited	(58,300)	$14.67
Outstanding at March 31, 2023	4,304,915	$10.49
Exercisable at March 31, 2023	1,923,915	$9.30

Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. For the three months ended March 31, 2023 and 2022, the Company recognized share-based compensation expense of $552 and $540, respectively, for stock options granted to employees. As of March 31, 2023, there was $6,921 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.3 years.

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

	Three months ended March 31, 2023	Three months ended March 31, 2022
Numerator:
Net loss attributable to stockholders	$(45,585)	$(4,437)
Stock dividend payment to holders of Series A Founder Preferred Stock	—	—
Net loss attributable to common stockholders	$(45,585)	$(4,437)
Denominator:
Weighted average common shares outstanding - basic and diluted	95,821,985	92,104,971

Basic and diluted loss per common share	$(0.48)	$(0.05)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as the shares associated with each of these would have been anti-dilutive:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Shares of Series A Founder Preferred Stock	1,600,000	1,600,000
Stock options	4,304,915	4,290,615
Restricted stock	1,226,676	593,194
LTIP Units	7,781,814	7,831,953
Convertible Notes	11,693,192	11,693,192

12.
Commitments and Contingencies

The Company periodically becomes involved in various claims, lawsuits and proceedings that are incidental to its business. In the opinion of management, after consultation with counsel, the ultimate disposition of such incidental matters, both asserted and unasserted, will not have a material adverse impact on the Company’s condensed consolidated financial position, results of operations or liquidity.

Apart from such incidental matters, the following lawsuits and demand letters have been filed or submitted relating to the Mergers:

On April 4, 2023, the Company received a demand letter from Norfolk County Retirement System, a purported holder of shares of Class A Common Stock, requesting access to certain books and records of the Company to investigate purported breaches of fiduciary duty, director independence and disinterestedness and/or other corporate wrongdoing in connection with the Mergers and related transaction documents. On April 14, 2023, the Company responded to this demand letter by denying the allegations contained therein and objecting to such purported stockholder’s scope of requests but indicating a proper inspection of books and records would be permitted, subject to negotiation of an appropriate scope of production and execution of a standard confidentiality agreement.

Between April 7, 2023 and May 1, 2023, three complaints were filed in connection with the Mergers. On April 7, 2023, a complaint, captioned Ryan O’Dell v. Radius Global Infrastructure, Inc. et al., 23-cv-2956 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; on April 12, 2023, a complaint, captioned Elaine Wang v. Radius Global Infrastructure, Inc. et al., 23-cv-3068 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; and on May 1, 2023, a complaint, captioned Shannon Jenkins v. Radius Global Infrastructure, Inc. et al., 23-cv-3657 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; all three cases named as defendants the Company and members of the Board. The complaints allege, among other things, that the defendants caused to be filed with the SEC a materially incomplete and misleading preliminary proxy statement relating to the Mergers in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Among other remedies, the complaints seek: an order enjoining the defendants from proceeding with the Mergers unless and until the defendants disclose certain allegedly material information that was allegedly omitted from the preliminary proxy statement; rescinding the Merger Agreement or any of the terms thereof to the extent already implemented or granting rescissory damages; awarding the plaintiffs the costs and disbursements of their actions, including reasonable attorneys’ and expert fees and expenses; and granting such other and further relief as the court may deem just and proper. The Company has not yet formally responded to these complaints, but believes that the allegations contained therein are without merit.

On April 17, 2023, the Company received two demand letters from purported holders of shares of Class A Common Stock and, on April 19, 2023, the Company received a third demand letter from a purported holder of shares of Class A Common Stock, and on May 8, 2023, the Company received a fourth demand letter from a purported holder of shares of Class A Common Stock; all three four letters alleged disclosure deficiencies in the preliminary proxy statement and demanded issuance of corrective disclosures. The Company has not yet formally responded to these demand letters, but believes that the allegations contained therein are without merit.

As of May 9, 2023, the Company was not aware of the filing of other lawsuits or the submission of other demand letters challenging the Mergers and/or alleging deficiencies with respect to the preliminary proxy statement; however, such lawsuits or demand letters may be filed or submitted, respectively, in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2023. This discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report and the Annual Report.

Overview

We are a holding company with no material assets other than our limited liability company interests in APW OpCo LLC (“APW OpCo”), the parent of AP WIP Investments Holdings, LP (“AP Wireless”) and its consolidated subsidiaries. All securities of APW OpCo held by persons other than the Company are exchangeable for shares of our Class A Common Stock and certain of these securities that remain outstanding as of March 31, 2023 are subject to time and performance vesting conditions. Assuming all APW OpCo securities had vested and no securities had been exchanged for Class A Common Stock, we would have owned approximately 90% of APW OpCo as of March 31, 2023.

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

Parent will be a controlled affiliate of EQT and PSP upon consummation of the Mergers. The parties expect the Mergers to close in the third quarter of 2023, subject to the conditions set forth in the Merger Agreement, although there can be no assurance that the Mergers will occur by that date.

If the Merger Agreement is terminated under certain specified circumstances, the Company or Parent will be required to pay a termination fee. The Company will be required to pay Parent a termination fee of $52 million under specified circumstances, including if the Company terminates the Merger Agreement to enter into a Superior Proposal (as defined in the Merger Agreement) or Parent terminates the Merger Agreement because the Board has made an Adverse Recommendation Change (as defined in the Merger Agreement). Parent will be required to pay the Company a termination fee of $103.0 million under specified circumstances, including termination of the Merger Agreement by the Company as a result of Parent’s material breach of the Merger Agreement or Parent’s failure to close the Mergers by the later of (a) five business days after all closing conditions have been satisfied and (b) five business days following the Company’s delivery of a written notice to Parent that all of Parent’s closing conditions have been satisfied or waived and the Company is ready, willing and able to consummate the Mergers.

For additional information relating to the Mergers, please refer to the preliminary proxy statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2023 and other relevant materials that we have filed and may file with the SEC in connection with the Mergers.

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site purchased by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 9,411 and 9,188 leases as of March 31, 2023 and December 31, 2022, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 7,202 and 7,024 different communications sites as of March 31, 2023 and December 31, 2022, respectively, throughout the U.S. and 20 other countries.

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

Excluding operations in which the functional currency is the U.S. Dollar, the majority of the recorded amounts comprising balances in our condensed consolidated balance sheets and our condensed consolidated statements of operations are denominated in Euros or Pound Sterling. Both currencies strengthened marginally as compared to the U.S. Dollar during the three months ended March 31, 2023, as increases in the Euro and Pound Sterling exchange rates were approximately 1% and 2%, respectively, as compared to exchanges rates as of December 31, 2022.

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

Revenue is recorded as earned over the period in which the lessee is given control over the use of the communication site and recorded over the term of the lease. Rent received in advance is recorded when we receive advance rental payments from the in-place tenants. Contractually owed lease prepayments are typically paid one month to one year in advance. Additionally, Tenant Leases contain contractual rent increase clauses, or “rent escalators”, that are tied to a local inflation index, subject to open market valuation or at a fixed rate of increase, typically at approximately 3%.

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

Interest expense

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP measures. EBITDA is defined as net income (loss) before interest expense, income tax expense (benefit), and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and further adjusting for non-cash impairment—decommissions expense, realized and unrealized gains and losses on foreign currency debt, realized and unrealized foreign exchange gains/losses associated with non-debt transactions and balances denominated in a currency other than the functional currency, share-based compensation expense and transaction-related costs recorded in selling, general and administrative expenses incurred for incremental business acquisition pursuits (successful and unsuccessful) and related financing and integration activities. Management believes the presentation of EBITDA and Adjusted EBITDA provides valuable additional information for users of the financial statements in assessing our financial condition and results of operations. Each of EBITDA and Adjusted EBITDA has important limitations as analytical tools because they exclude some, but not all, items that affect net income, therefore the calculation of these financial measures may be different from the calculations used by other companies and comparability may therefore be limited. You should not consider EBITDA, Adjusted EBITDA or any of our other non-GAAP financial measures as an alternative or substitute for our results.

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

(in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
(unaudited)
Net loss	$(47,812)	$(4,645)
Amortization and depreciation	23,085	18,751
Interest expense	17,671	16,098
Income tax expense (benefit)	(1,584)	(3,166)
EBITDA	(8,640)	27,038
Impairment - decommissions	1,050	765
Realized and unrealized (gain) loss on foreign currency debt	15,479	(24,232)
Share-based compensation expense	5,184	4,592
Non-cash foreign currency adjustments	(34)	405
Transaction-related costs	7,195	140
Adjusted EBITDA	$20,234	$8,708

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

(in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
(unaudited)
Investments in real property interests and related intangible assets	$43,688	$73,128
Committed contractual payments for investments in real property interests and intangible assets	5,279	4,123
Foreign exchange translation impacts and other	(748)	(2,614)
Acquisition Capex	$48,219	$74,637

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

(in thousands)	Three months ended March 31, 2023	Year ended December 31, 2022
(unaudited)
Revenue for year ended December 31		$135,456
Annualized in-place rents as of December 31		$157,553
Annualized in-place rents as of March 31	$165,779

Comparison of the results of operations for the three months ended March 31, 2023 and March 31, 2022

Our selected financial information for the three months ended March 31, 2023 and 2022 set forth below has been extracted without material adjustment from our unaudited condensed consolidated financial information included elsewhere in this Quarterly Report.

(in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
Condensed Consolidated Statements of Operations Data
Revenue	$41,214	$30,599
Cost of service	1,892	841
Gross profit	39,322	29,758
Selling, general and administrative	29,464	22,687
Share-based compensation	5,184	4,592
Amortization and depreciation	23,085	18,751
Impairment - decommissions	1,050	765
Operating loss	(19,461)	(17,037)
Realized and unrealized gain (loss) on foreign currency debt	(15,479)	24,232
Interest expense	(17,671)	(16,098)
Other income (expense), net	3,215	1,092
Loss before income tax expense (benefit)	(49,396)	(7,811)
Income tax expense (benefit)	(1,584)	(3,166)
Net loss	$(47,812)	$(4,645)

Revenue

Revenue was $41.2 million for the three months ended March 31, 2023, compared to $30.6 million for the three months ended March 31, 2022. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental recurring revenue of approximately $11.0 million was generated in the three months ended March 31, 2023 from Acquisition Capex incurred during the twelve-month period subsequent to March 31, 2022. The remaining $0.4 million decrease was due primarily to unfavorable foreign exchange rate effects on revenue of approximately $1.5 million, offset primarily by the impacts of rent escalations in our Tenant Leases of approximately $1.5 million.

Cost of service

Cost of service was $1.9 million for the three months ended March 31, 2023, compared to $0.8 million for the three months ended March 31, 2022. The increase in cost of service was driven by expenses associated with certain fee simple interests acquired, primarily for property taxes and utilities, during the twelve-month period subsequent to March 31, 2022.

Selling, general and administrative expense

Selling, general and administrative expense was $29.5 million for the three months ended March 31, 2023, compared to $22.7 million for the three months ended March 31, 2022. General and administrative expenses associated with servicing our real property interest assets was $2.7 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. In connection with entering into the Merger Agreement, transaction-related costs related recorded in selling, general and administrative expenses were approximately $7.1 million higher during the three months ended March 31, 2023, as compared to the same period in 2022. Compensation and other employee-related expenses increased for the three months ended March 31, 2023, as compared to the same period in 2022, resulting primarily from the effects of increased employee headcount and, to a lesser extent, higher incentive-related compensation costs, totaling an aggregate of approximately $1.3 million and the impacts of higher employee base compensation costs of approximately $1.1 million. Offsetting these increases, legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements decreased by approximately $3.0 million.

Share-based compensation

Share-based compensation expense was $5.2 million for the three months ended March 31, 2023, compared to $4.6 million for the three months ended March 31, 2022. The increase in share-based compensation expense was due primarily to the costs associated with awards of Series C LTIPs and restricted stock granted in February 2023.

Amortization and depreciation

Amortization and depreciation expense was $23.0 million for the three months ended March 31, 2023, compared to $18.8 million for the three months ended March 31, 2022. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to March 31, 2022.

Impairment—decommissions

Impairment-decommissions losses were $1.1 million for the three months ended March 31, 2023, compared to $0.8 million for the three months ended March 31, 2022. Tenant decommissions of communications infrastructure sites were 8 and 7 for the three months ended March 31, 2023 and 2022, respectively.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a loss of $15.5 million and a gain of $24.2 million for the three months ended March 31, 2023 and 2022, respectively. Strengthening of both the Euro and Pound Sterling relative to the U.S. Dollar during the three months ended March 31, 2023, as compared to the weakening of both currencies in the same period in 2022, was the primary driver for this variance.

Interest expense

Interest expense was $17.7 million for the three months ended March 31, 2023, compared to $16.1 million for the three months ended March 31, 2022. The increase in interest expense was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to March 31, 2022.

Other income (expense), net

Other income (expense), net was income of $3.2 million for the three months ended March 31, 2023, compared to income of $1.1 million in the three months ended March 31, 2022. For the three months ended March 31, 2023, other income (expense) net included a gain recognized in connection with settling certain matters associated with our 2020 acquisition of AP Wireless and interest earned on invested cash of $0.9 million and $1.6 million, respectively. Included in other income (expense) for the three months ended March 31, 2022 was an unrealized gain of approximately $1.1 million resulting from adjusting the carrying amount of an interest rate cap to its fair value as of March 31, 2022.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $1.6 million for the three months ended March 31, 2023, compared to an income tax benefit of $3.2 million for the three months ended March 31, 2022. In the three months ended March 31, 2022, we effectively settled a tax position with a taxing jurisdiction resulting in a $1.2 million reduction in our liability for unrecognized income tax benefits and a corresponding benefit in our provision for income taxes.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of AP Wireless, (ii) our management of available cash and cash equivalents, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital infrastructure sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, short-term investments, restricted cash and borrowings available under our credit arrangements. As of March 31, 2023, we had working capital of approximately $179.0 million, including $232.5 million in unrestricted cash and cash equivalents and short-term investments. Additionally, as of March 31, 2023, we had $2.4 million and $61.6 million, including $38.6 million available to use in acquiring domestic and international real property interest assets, in short-term and long-term restricted cash, respectively. Under the Merger Agreement, the consummation of the Mergers is conditioned on, among other things, the Company having available a minimum unrestricted cash balance of $210 million and the Company and its subsidiaries having an additional $30 million, in each case as of the closing. Compliance with this minimum cash condition may limit the growth of our business, depending on the availability to the Company of other sources of capital that are permitted under the terms of the Merger Agreement.

In addition to the available uncommitted borrowing capacity of approximately $1,312.8 million under our various debt facilities, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt or equity if needed or desired.

Although we believe that our cash on hand, short-term investments, available restricted cash, and future cash from operations of AP Wireless, together with our access to the credit and capital markets, will provide adequate resources to provide both short-term and long-term liquidity, our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the performance of AP Wireless and/or its operating subsidiaries, as applicable; (ii) our credit rating or absence of a credit rating and/or the credit rating of our operating subsidiaries, as applicable; (iii) the provisions of any relevant credit agreements and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the current state of the economy. There can be no assurances that we will continue to have access to the credit and capital markets on acceptable terms.

Cash Flows

The tables below summarize our cash flows from operating, investing and financing activities for the periods indicated and the cash and cash equivalents and restricted cash as of the applicable period end.

(in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
Net cash used in operating activities	$(2,017)	$(4,659)
Net cash used in investing activities	(41,295)	(73,323)
Net cash provided by (used in) financing activities	(10,871)	244,475

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$197,879	$224,258
Restricted cash	64,012	90,025

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2023 was $2.0 million, compared to net cash used in operating activities of $4.7 million for the three months ended March 31, 2022. Lower cash used in operating activities resulted primarily from higher gross profits earned during the three months ended March 31, 2023.

Cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 was $41.3 million and $73.3 million, respectively. Payments to acquire real property interests were $43.7 million and $73.1 million in the three months ended March 31, 2023 and 2022, respectively.

Cash provided by (used in) financing activities

Net cash used in financing activities for the three months ended March 31, 2023 was $10.9 million, as compared to net cash provided by financing activities of $244.5 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, net proceeds from the issuances of debt under the ArcCo Subscription Agreement totaled approximately $256.2 million.

Contractual Obligations and Material Cash Requirements

There have been no material changes to our contractual obligations since December 31, 2022. For a summary of our contractual obligations and material cash requirements, see Part II, Item 7 of the Annual Report.

Covenants under Borrowing Agreements

We are subject to certain financial condition and testing covenants (e.g., interest coverage, leverage limits) under each of our borrowing arrangements, which are disclosed in Note 7 to the condensed consolidated financial statements. Limitations on the amount of leverage we may maintain as of any testing period end are included in each of our borrowing arrangements. Summarized in the table below are the leverage limitations for each debt agreement with outstanding borrowings as of March 31, 2023, expressed as multiple of the borrowing in relation to the then annualized current rents in place of the borrower as defined under the applicable borrowing arrangement and excludes any other adjustments required or allowable under the borrowing agreement:

Leverage Limitation of Applicable Eligible Cash Flows
DWIP Subscription Agreement	9.75x
ArcCo Subscription Agreement	9.5x
Facility Agreement	9.0x
Subscription Agreement	12.0x
DWIP II Loan Agreement	14.75x

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially since December 31, 2022. For a discussion of our critical accounting estimates, see Part II, Item 7 of the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our activities expose us to a variety of financial risks, including translational exchange rate risk, interest rate risk, credit risk and liquidity risk. Risk management is led by senior management and is mainly carried out by the finance department.

Translational Exchange Rate Risk

We are exposed to foreign exchange rate risk arising from the remeasurement of outstanding principal balances due under our debt agreements in currencies other than the borrowing entity's functional currency. In particular, this affects Euro and Pound Sterling loan balances and fluctuations in these loan balances is caused by variations in the closing exchange rates from Euro and Pound Sterling to the U.S. Dollar. As of March 31, 2023, 49% and 18% of our total debt outstanding was denominated in Euros and Pound Sterling, respectively. We are also exposed to translational foreign exchange impacts when we convert our international subsidiaries’ financial statements to U.S. Dollars from the local currencies.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. For any of the periods presented in our condensed consolidated financial statements, the effect of a hypothetical 10% change in foreign currency exchange rates would not have a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of March 31, 2023, one borrowing under our Subscription Agreement, representing approximately 3% of our total borrowed funds, is on a floating interest rate basis. For this borrowing, we have utilized an interest rate cap that is intended to limit the exposure to increasing interest rates on this variable rate borrowing in the event that the three-month EURIBOR exceeds 0.25% during the five-year period ending in March 2026. If we were to borrow additional funds that have floating interest rates, we would expect to manage this risk by maintaining an appropriate mix between fixed and floating rate borrowings and hedging activities. For any of the periods presented in our condensed consolidated statements of operations, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the consolidated results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We periodically become involved in various claims and lawsuits that are incidental to our business. In the opinion of management, after consultation with counsel, there are no such incidental matters currently pending that would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operations or liquidity. Apart from such incidental matters, the following lawsuits and demand letters have been filed or submitted relating to the Mergers.

On April 4, 2023, the Company received a demand letter from Norfolk County Retirement System, a purported holder of shares of Class A Common Stock, requesting access to certain books and records of the Company to investigate purported breaches of fiduciary duty, director independence and disinterestedness and/or other corporate wrongdoing in connection with the Mergers and related transaction documents. On April 14, 2023, the Company responded to this demand letter by denying the allegations contained therein and objecting to such purported stockholder’s scope of requests but indicating a proper inspection of books and records would be permitted, subject to negotiation of an appropriate scope of production and execution of a standard confidentiality agreement.

Between April 7, 2023 and May 1, 2023, three complaints were filed in connection with the Mergers. On April 7, 2023, a complaint, captioned Ryan O’Dell v. Radius Global Infrastructure, Inc. et al., 23-cv-2956 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; on April 12, 2023, a complaint, captioned Elaine Wang v. Radius Global Infrastructure, Inc. et al., 23-cv-3068 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; and on May 1, 2023, a complaint, captioned Shannon Jenkins v. Radius Global Infrastructure, Inc. et al., 23-cv-3657 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; all three cases named as defendants the Company and members of the Board. The complaints allege, among other things, that the defendants caused to be filed with the SEC a materially incomplete and misleading preliminary proxy statement relating to the Mergers in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. Among other remedies, the complaints seek: an order enjoining the defendants from proceeding with the Mergers unless and until the defendants disclose certain allegedly material information that was allegedly omitted from the preliminary proxy statement; rescinding the Merger Agreement or any of the terms thereof to the extent already implemented or granting rescissory damages; awarding the plaintiffs the costs and disbursements of their actions, including reasonable attorneys’ and expert fees and expenses; and granting such other and further relief as the court may deem just and proper. The Company has not yet formally responded to these complaints, but believes that the allegations contained therein are without merit.

On April 17, 2023, the Company received two demand letters from purported holders of shares of Class A Common Stock and, on April 19, 2023, the Company received a third demand letter from a purported holder of shares of Class A Common Stock, and on May 8, 2023, the Company received a fourth demand letter from a purported holder of shares of Class A Common Stock; all three four letters alleged disclosure deficiencies in the preliminary proxy statement and demanded issuance of corrective disclosures. The Company has not yet formally responded to these demand letters, but believes that the allegations contained therein are without merit.

As of May 9, 2023, the Company was not aware of the filing of other lawsuits or the submission of other demand letters challenging the Mergers and/or alleging deficiencies with respect to the preliminary proxy statement; however, such lawsuits or demand letters may be filed or submitted, respectively, in the future.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description

2.1

Agreement and Plan of Merger, dated as of March 1, 2023, by and among Radius Global Infrastructure, Inc., APW OpCo LLC, Chord Parent, Inc., Chord Merger Sub I, Inc. and Chord Merger Sub II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed on March 2, 2023).

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

10.1*

Second Amendment Agreement to the Subscription Agreement, dated March 1, 2023, by and among AP WIP Investments Borrower, LLC, as borrower, AP WIP Investments, LLC, as guarantor, the holders as set forth on the signature pages thereto, and GLAS Americas LLC, as registrar.

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

RADIUS GLOBAL INFRASTRUCTURE, INC.

May 9, 2023	/s/ Glenn Breisinger
Glenn Breisinger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

May 9, 2023	/s/ Gary Tomeo
Gary Tomeo
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)