Form 10-Q
period 2023-06-30
Radius Global Infrastructure, Inc.
filed 2023-08-09
CIK 1810739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, there were 99,717,040 shares of Class A Common Stock outstanding.

Cautionary Note Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, capital expenditures, results of operations, plans and objectives, macroeconomic conditions and our proposed transaction with certain affiliates of EQT Active Core Infrastructure fund (“EQT”) and Public Sector Pension Investment Board (“PSP”). In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believe,” “expect,” “anticipate,” “estimate,” “outlook,” “plan,” “continue,” “intend,” “should,” “may,” “will” or similar expressions, their negative or other variations or comparable terminology.

Forward-looking statements are subject to significant risks and uncertainties and are based on current beliefs, assumptions and expectations based upon our historical performance and on our current plans, estimates and expectations in light of information available to us. Any forward-looking statement speaks only as of the date on which it is made. Except as required by law, we are not obligated to, and do not intend to, publicly update or revise any forward-looking statements made herein after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy, liquidity and proposed transaction with affiliates of EQT and PSP. Actual results may differ materially from those set forth in the forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Important factors that could cause our actual results to differ materially from those indicated in these statements include, but are not limited to:

•
our proposed transaction with certain affiliates of EQT and PSP may not be completed in a timely manner or at all, including the risk that the last remaining direct foreign investment approval is not obtained, is delayed or is subject to unanticipated conditions that could adversely affect us or our ability to satisfy the conditions of the proposed transaction;
•
the possibility that any or all of the various conditions to the consummation of the proposed transaction may not be satisfied or waived, including the failure (a) to receive the last remaining required direct foreign investment approval (or any conditions, limitations or restrictions placed on such approvals) and (b) to satisfy conditions related to (i) there being no event of default under certain of the Company’s existing debt facilities, (ii) certain waivers of change of control provisions under certain of the debt agreements of the Company and its subsidiaries being in full force and effect at the closing, including the possibility that such waivers fail to be in full force and effect at the closing because any two of William H. Berkman, Scott G. Bruce and Richard I. Goldstein have ceased to continue in their current capacities as Chief Executive Officer, President and Chief Operating Officer of the Company, respectively, at the closing and (iii) the Company having a specified minimum cash balance and the Company or any of its subsidiaries having an additional specified amount of additional cash, in each case at the closing;
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
•
the effect of the announcement or pendency of the proposed transaction on our ability to retain and hire key personnel, our ability to maintain the relationships with our customers, suppliers and others with whom we do business, or our operating results and business generally;
•
risks related to the proposed transaction diverting management’s attention from our ongoing business operations;
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
•
competition to acquire assets;
•
whether the Tenant Leases for the wireless communication tower, antennae or other digital communications infrastructure located on our real property interests are renewed with similar rates or at all;
•
the extent of unexpected lease cancellations, given that most of the Tenant Leases associated with our assets may be terminated upon limited notice by the MNO or tower company and unexpected lease cancellations could materially impact cash flow from operations;
•
economic, political, cultural, and regulatory risks and other risks to our operations, including risks associated with fluctuations in foreign currency exchange rates and local inflation rates;
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
•
whether we are required to issue additional shares of Class A Common Stock pursuant to the terms of the Series A Founder Preferred Stock or the APW OpCo LLC Agreement or upon the exercise of options granted to employees to acquire shares of Class A Common Stock, which would dilute the interests of holders of our Class A Common Stock;
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

ii

References in this Quarterly Report to “Radius,” the “Company,” “we,” “our,” or “us” mean Radius Global Infrastructure, Inc. together with its subsidiaries except where the context otherwise requires. Any capitalized terms not otherwise defined above have been defined elsewhere in this Quarterly Report.

iii

RADIUS GLOBAL INFRASTRUCTURE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$282,012	$224,258
Restricted cash	2,817	1,971
Short-term investments	19,914	39,205
Total cash, cash equivalents, restricted cash, and short-term investments	304,743	265,434
Trade receivables, net	10,496	8,200
Prepaid expenses and other current assets	29,091	28,773
Total current assets	344,330	302,407
Real property interests, net:
Right-of-use assets - finance leases, net	458,401	379,052
Telecom real property interests, net	1,651,931	1,569,676
Real property interests, net	2,110,332	1,948,728
Intangible assets, net	12,239	12,121
Property and equipment, net	1,222	1,241
Goodwill	80,509	80,509
Deferred tax asset	1,636	306
Restricted cash, long-term	53,766	88,054
Other long-term assets	18,552	20,124
Total assets	$2,622,586	$2,453,490
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$55,383	$48,767
Rent received in advance	33,781	26,551
Finance lease liabilities, current	13,355	15,589
Telecom real property interest liabilities, current	6,549	7,975
Total current liabilities	109,068	98,882
Finance lease liabilities	22,766	22,277
Telecom real property interest liabilities	1,252	4,483
Long-term debt, net of debt discount and deferred financing costs	1,692,943	1,503,352
Deferred tax liability	147,073	131,229
Other long-term liabilities	12,318	10,473
Total liabilities	1,985,420	1,770,696
Commitments and contingencies
Stockholders’ equity:
Series A Founder Preferred Stock, $0.0001 par value; 1,600,000 shares authorized; 1,600,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series B Founder Preferred Stock, $0.0001 par value; 1,386,033 shares authorized; 1,386,033 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Class A Common Stock, $0.0001 par value; 1,590,000,000 shares authorized; 99,717,040 and 95,283,563 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	10
Class B Common Stock, $0.0001 par value; 200,000,000 shares authorized; 10,255,811 and 12,795,694 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,088,385	1,060,055
Accumulated other comprehensive loss	(51,324)	(85,936)
Accumulated deficit	(426,260)	(338,819)
Total stockholders’ equity attributable to Radius Global Infrastructure, Inc.	610,811	635,310
Noncontrolling interest	26,355	47,484
Total liabilities and stockholders’ equity	$2,622,586	$2,453,490

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2022
Revenue	$42,475	$83,689	$32,568	$63,167
Cost of service	2,421	4,313	2,027	2,868
Gross profit	40,054	79,376	30,541	60,299
Operating expenses:
Selling, general and administrative	25,486	54,950	21,205	43,892
Share-based compensation	5,389	10,573	5,496	10,088
Amortization and depreciation	23,950	47,035	19,324	38,075
Impairment - decommissions	1,500	2,550	1,272	2,037
Total operating expenses	56,325	115,108	47,297	94,092
Operating loss	(16,271)	(35,732)	(16,756)	(33,793)
Other income (expense):
Realized and unrealized gain (loss) on foreign currency debt	(11,982)	(27,461)	58,667	82,899
Interest expense	(18,957)	(36,628)	(16,714)	(32,812)
Other income (expense), net	3,751	6,966	(3,164)	(2,072)
Gain on extinguishment of debt	—	—	942	942
Total other income (expense), net	(27,188)	(57,123)	39,731	48,957
Income (loss) before income tax expense (benefit)	(43,459)	(92,855)	22,975	15,164
Income tax expense (benefit)	(201)	(1,785)	(577)	(3,743)
Net income (loss)	(43,258)	(91,070)	23,552	18,907
Net income (loss) attributable to noncontrolling interest	(1,402)	(3,629)	1,385	1,177
Net income (loss) attributable to stockholders	(41,856)	(87,441)	22,167	17,730
Stock dividend payment to holders of Series A Founders Preferred Stock	—	—	(40,832)	(40,832)
Net loss attributable to common stockholders	$(41,856)	$(87,441)	$(18,665)	$(23,102)

Loss per common share:
Basic and diluted	$(0.43)	$(0.90)	$(0.20)	$(0.25)
Weighted average common shares outstanding:
Basic and diluted	98,315,969	97,075,883	93,506,412	92,809,563

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2022
Net income (loss)	$(43,258)	$(91,070)	$23,552	$18,907
Other comprehensive income (loss):
Foreign currency translation adjustment	12,891	34,285	(63,046)	(77,968)
Unrealized gain on interest rate derivative	407	327	—	—
Comprehensive loss	$(29,960)	$(56,458)	$(39,494)	$(59,061)

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(in thousands, except share amounts)

	Three months ended June 30, 2023 and 2022

	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Shares		Class B Shares		Additional	Accumulated other			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	stockholders' equity
Balance at March 31, 2023	1,600,000	$-	1,386,033	$-	99,541,524	$10	10,378,327	$-	$1,082,943	$(64,622)	$(384,404)	$27,757	$661,684
Exercise of stock options	-	-	-	-	3,000	-			53				53
Share-based compensation	-	-	-	-	172,516	-	(122,516)		5,389				5,389
Foreign currency translation adjustment	-	-	-	-						12,891			12,891
Unrealized gain on interest rate derivative	-	-	-	-						407			407
Net loss	-	-	-	-	-	-	-	-	-	-	(41,856)	(1,402)	(43,258)
Balance at June 30, 2023	1,600,000	$-	1,386,033	$-	99,717,040	$10	10,255,811	$-	$1,088,385	$(51,324)	$(426,260)	$26,355	$637,166

Balance at March 31, 2022	1,600,000	$-	1,386,033	$-	92,731,191	$9	12,657,689	$-	$1,043,420	$(42,706)	$(282,569)	$50,617	$768,771
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	-	-	-	-	2,523,472	-	138,005	-	-	-	-	-	—
Exercise of stock options	-	-	-	-	22,300	1	-	-	171	-	-	-	172
Share-based compensation	-	-	-	-	-	-	-	-	5,496	-	-	-	5,496
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(63,046)	-	-	(63,046)
Net income	-	-	-	-	-	-	-	-	-	-	22,167	1,385	23,552
Balance at June 30, 2022	1,600,000	$-	1,386,033	$-	95,276,963	$10	12,795,694	$-	$1,049,087	$(105,752)	$(260,402)	$52,002	$734,945

See accompanying notes to condensed consolidated financial statements.

	Six months ended June 30, 2023 and 2022

	Series A Founder Preferred Stock		Series B Founder Preferred Stock		Common Shares		Class B Shares		Additional	Accumulated other			Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	Noncontrolling interest	stockholders' equity
Balance at January 1, 2023	1,600,000	$-	1,386,033	$-	95,283,563	$10	12,795,694	$-	$1,060,055	$(85,936)	$(338,819)	$47,484	$682,794
Issuance of shares upon redemption of Class B Common Units					2,367,228		(2,367,228)		17,500			(17,500)	-
Issuance of shares upon redemption of Series A LTIP Units					1,077,149		(1,077,149)						-
Exercise of stock options					32,200	-			257				257
Share-based compensation					956,900	-	904,494		10,573				10,573
Foreign currency translation adjustment										34,285			34,285
Unrealized gain on interest rate derivative										327			327
Net loss	-	-	-	-	-	-	-	-	-	-	(87,441)	(3,629)	(91,070)
Balance at June 30, 2023	1,600,000	$-	1,386,033	$-	99,717,040	$10	10,255,811	$-	$1,088,385	$(51,324)	$(426,260)	$26,355	$637,166

Balance at January 1, 2022	1,600,000	$-	1,386,033	$-	92,159,612	$9	11,551,769	$-	$1,038,740	$(27,784)	$(278,132)	$50,825	$783,658
Issuance of shares as stock dividend to holders of Series A Founder Preferred Stock	-	-	-	-	2,523,472	-	138,005	-	-	-	-	-	—
Exercise of stock options	-	-	-	-	33,285	1	-	-	259	-	-	-	260
Share-based compensation	-	-	-	-	560,594	-	1,105,920	-	10,088	-	-	-	10,088
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(77,968)	-	-	(77,968)
Net income	-	-	-	-	-	-	-	-	-	-	17,730	1,177	18,907
Balance at June 30, 2022	1,600,000	$-	1,386,033	$-	95,276,963	$10	12,795,694	$-	$1,049,087	$(105,752)	$(260,402)	$52,002	$734,945

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$(91,070)	$18,907
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization and depreciation	47,035	38,075
Amortization of finance lease and telecom real property interest liabilities discount	917	733
Impairment - decommissions	2,550	2,037
Realized and unrealized loss (gain) on foreign currency debt	27,461	(82,899)
Amortization of debt discount and deferred financing costs	3,504	2,715
Provision for bad debt expense	303	207
Share-based compensation	10,573	10,088
Deferred income taxes	(5,632)	(5,626)
Gain on extinguishment of debt	—	(942)
Change in assets and liabilities:
Trade receivables, net	(2,232)	(881)
Prepaid expenses and other assets	3,123	(507)
Accounts payable, accrued expenses and other long-term liabilities	9,265	5,483
Rent received in advance	6,318	2,414
Net cash provided by (used in) operating activities	12,115	(10,196)

Cash flows from investing activities:
Investments in real property interests and related intangible assets	(150,402)	(259,721)
Advance deposits made for real property interest investments	(138)	(22,686)
Proceeds from sales of real property interests	262	—
Proceeds from maturities of short-term investments	20,000	—
Purchases of property and equipment	(348)	(195)
Net cash used in investing activities	(130,626)	(282,602)

Cash flows from financing activities:
Proceeds from borrowings under debt agreements	158,760	427,003
Repayments of term loans and other debt	—	(112,129)
Debt issuance costs	(2,933)	(12,571)
Proceeds from exercises of stock options	257	260
Repayments of finance lease and telecom real property interest liabilities	(16,408)	(7,407)
Net cash provided by financing activities	139,676	295,156

Effect of change in foreign currency exchange rates on cash, cash equivalents and restricted cash	3,147	(19,208)

Net change in cash and cash equivalents and restricted cash	24,312	(16,850)

Cash and cash equivalents and restricted cash at beginning of period	314,283	632,193
Cash and cash equivalents and restricted cash at end of period	$338,595	$615,343

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$32,793	$30,063
Cash paid for income taxes	$2,684	$1,371

See accompanying notes to condensed consolidated financial statements.

RADIUS GLOBAL INFRASTRUCTURE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share and per share amounts and unless otherwise disclosed)

1.
Organization

Radius Global Infrastructure, Inc. (together with its subsidiaries, “Radius” or the “Company”) is a holding company that, as of June 30, 2023, owned approximately 97% of APW OpCo LLC (“APW OpCo”), which is the parent of AP WIP Investments Holdings, LP (“AP Wireless”), one of the largest international aggregators of rental streams underlying wireless and other essential communications infrastructure sites through the acquisition of telecom real property interests and contractual rights. The Company typically purchases, primarily for a lump sum, the right to receive future rental payments generated pursuant to an existing lease (and any subsequent lease or extension or amendment thereof) between a property owner and an owner of a wireless tower, antennae or other communications infrastructure (each such lease, a “Tenant Lease”). Typically, the Company acquires the rental stream by way of a purchase of a real property interest in the land underlying the wireless tower antennae or other real property-related communications infrastructure. These are most commonly easements, usufructs, leasehold and sub-leasehold interests, or fee simple interests, each of which provides the Company the right to receive the rents from the Tenant Lease. In addition, the Company purchases contractual interests, such as an assignment of rents, either in conjunction with the property interest or as a stand-alone right.

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

The Company has obtained all antitrust and direct foreign investment approvals required in connection with the Mergers, with the exception of one foreign direct investment approval that remains outstanding. The parties expect the Mergers to close in the third quarter of 2023, subject to the conditions set forth in the Merger Agreement, although there can be no assurance that the Mergers will occur by that date. On June 15, 2023, the Mergers were approved by the Company’s stockholders.

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

2.
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of Securities and Exchange Commission for interim reporting. The financial information included herein is unaudited. However, the Company believes that all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of its financial position and results of operations for such periods have been included herein. The condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire year.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in detail in Note 2 to the Company’s consolidated financial statements included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023.

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

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$282,012	$224,258
Restricted cash	2,817	1,971
Restricted cash, long term	53,766	88,054
Total cash and cash equivalents and restricted cash	$338,595	$314,283

Short-term Investments

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. As of June 30, 2023 and December 31, 2022, short-term investments consisted of United States Treasury Bills that had maturities of greater than three months at their respective purchase dates. Short-term investments are classified as trading securities and, accordingly, are stated at fair value as determined by the most recently traded price of each security at the balance sheet date. Realized and unrealized gains and losses are reported in other income (expense), net in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recorded an unrealized gain associated with its short-term investments of $52 and $417, respectively. The Company used quoted market prices, which are directly observable Level 1 fair value hierarchy inputs in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, to measure and record its short-term investments at fair value in the condensed consolidated balance sheets.

4.
Real Property Interests

Real property interests, net consisted of the following:

	June 30, 2023	December 31, 2022
Right-of-use assets - finance leases	$499,486	$410,171
Telecom real property interests	1,830,235	1,708,322
	2,329,721	2,118,493
Less accumulated amortization:
Right-of-use assets - finance leases	(41,085)	(31,119)
Telecom real property interests	(178,304)	(138,646)
Real property interests, net	$2,110,332	$1,948,728

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

The Company often closes and funds its real property interest prepayment transactions through third‑party intermediaries that typically are the Company’s retained legal counsel in each jurisdiction. Funds for these transactions are typically deposited with the intermediary, which releases the funds once all closing conditions are satisfied. In other circumstances, the Company deposits monies with the owners of the assets in advance of consummating the acquisition of the real property interest, at which time all conditions are satisfied, the remaining payments are made and the balance of the deposit is included as part of the aggregate acquisition consideration paid for the asset and recorded in real property interest assets. Amounts held by others as deposits at June 30, 2023 and December 31, 2022 totaled $12,398 and $11,883, respectively, and were recorded in other long‑term assets in the Company’s condensed consolidated balance sheets.

Right-Of-Use Assets - Finance Leases and Related Liabilities

For a real property interest arrangement determined to be a lease, the Company records a right-of-use asset and a lease liability at the present value of the arrangement's future lease payments plus any upfront payment. The weighted-average remaining lease term for leases classified as finance leases was 42.9 years and 43.1 years as of June 30, 2023 and December 31, 2022, respectively.

The Company recorded finance lease expense and interest expense associated with finance lease liabilities in the condensed consolidated statements of operations as follows:

	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2022
Finance lease expense	$4,720	$9,049	$3,238	$6,836
Interest expense - lease liability	$425	$762	$261	$517

The Company’s lease agreements do not state an implicit borrowing rate; therefore, an internal incremental borrowing rate was determined based on information available at the lease commencement date for the purposes of determining the present value of lease payments. The incremental borrowing rate reflects the cost to borrow on a securitized basis in each geographical market. The weighted-average incremental borrowing rate associated with recorded finance lease liabilities was 8.7% and 8.2% as of June 30, 2023 and December 31, 2022, respectively.

Supplemental cash flow information related to finance leases for the respective periods was as follows:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows from finance leases	$358	$263
Financing cash flows from finance leases	$5,247	$5,209
Finance lease liabilities arising from obtaining right-of-use assets	$7,154	$6,179

Telecom Real Property Interests and Related Liabilities

For acquisitions of real property interests accounted for under the acquisition method of accounting, the recorded amount of the telecom real property interest asset represents the allocation of the purchase price based on the contractual cash flows associated with the Tenant Lease, including rights and opportunities for renewals thereof, as well as any acquired land for which an allocation of the purchase price is made. As of June 30, 2023 and December 31, 2022, telecom real property interest, net in the condensed consolidated balance sheets included amounts allocated to land of $64,807 and $58,110, respectively.

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

For telecom real property interests, amortization expense was $18,497 and $15,755 for the three months ended June 30, 2023 and 2022, respectively, and $36,261 and $30,300 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2023	$38,704
2024	76,000
2025	75,980
2026	75,980
2027	75,869
Thereafter	1,244,591

Maturities of finance lease liabilities and telecom real property interest liabilities as of June 30, 2023 were as follows:

	Finance Lease	Telecom Real Property Interest
Remainder of 2023	$7,581	$2,981
2024	10,181	3,443
2025	8,021	541
2026	4,995	424
2027	3,792	419
Thereafter	5,951	1,297
Total lease payments	40,521	9,105
Less amounts representing future interest	(4,400)	(1,304)
Total liability	36,121	7,801
Less current portion	(13,355)	(6,549)
Non-current liability	$22,766	$1,252

As of June 30, 2023, the weighted-average remaining contractual payment term for finance lease liabilities was 3.9 years.

5.
Intangible Assets

Intangible assets subject to amortization consisted of the following:

	June 30, 2023	December 31, 2022
In-place lease intangible asset
Gross carrying amount	$17,363	$15,800
Less accumulated amortization:	(5,124)	(3,679)
Intangible assets, net	$12,239	$12,121

Amortization expense was $528 and $353 for the three months ended June 30, 2023 and 2022, respectively, and $1,319 and $708 for the six months ended June 30, 2023 and 2022, respectively. The Company reviewed the portfolio of real property interests and intangible assets for impairment, in which the Company identified wireless communication sites for which impairment charges were recorded in Impairment - decommissions in the condensed consolidated statements of operations.

As of June 30, 2023, the intangible asset amortization expense to be recognized for each of the succeeding five years was as follows:

Remainder of 2023	$947
2024	1,683
2025	1,469
2026	1,340
2027	1,172
Thereafter	5,628
$12,239

6.
Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Interest payable	$12,389	$10,853
Accrued liabilities	5,016	1,894
Taxes payable	11,475	10,065
Payroll and related withholdings	5,737	10,612
Accounts payable	4,273	3,318
Professional fees accrued	13,583	9,578
Current portion of operating lease liabilities	941	977
Other	1,969	1,470
Total accounts payable and accrued expenses	$55,383	$48,767

7.
Debt

Long-term debt, net of unamortized debt discount and deferred financing costs, consisted of the following:

	June 30, 2023	December 31, 2022
DWIP Subscription Agreement	$165,000	$165,000
ArcCo Subscription Agreement	245,649	241,477
Facility Agreement	647,816	627,871
Subscription Agreement	330,730	162,587
Convertible Notes	264,500	264,500
DWIP II Loan Agreement	75,000	75,000
Less: unamortized debt discount and financing fees	(35,752)	(33,083)
Debt, carrying amount	$1,692,943	$1,503,352

ArcCo Subscription Agreement

In December 2021, AP WIP ArcCo Investments, LLC (“ArcCo Investments”), a subsidiary of AP Wireless, entered into a subscription agreement (the “ArcCo Subscription Agreement”) providing for loans of up to €750,000. The ArcCo Subscription Agreement provides for uncommitted funding to ArcCo Investments, the sole borrower thereunder, in the form of promissory certificates consisting of tranches in Euros, Pound Sterling, and U.S. Dollars. Under the ArcCo Subscription Agreement, debt service reserve and escrow cash account balances are required to be maintained and each are included in restricted cash in the condensed consolidated balance sheets.

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

Through June 30, 2023, cumulative IWIP borrowings under the Facility Agreement consisted of €327,150 and £228,700 that accrue interest at annual fixed rates ranging from 2.8% to 4.5%. Outstanding principal amounts due under the Facility Agreement as of June 30, 2023 totaling $347,143, $151,779 and $148,894 are scheduled to mature in October 2027, August 2030 and October 2031, respectively. Principal balances under the Facility Agreement may be prepaid in whole on any date, subject to the payment of any make-whole provision (as defined in the Facility Agreement).

DWIP II Loan Agreement

AP WIP Domestic Investment II, LLC (“DWIP II”), a wholly owned subsidiary of AP Wireless, is the sole borrower under a junior loan agreement (the “DWIP II Loan Agreement”), the borrowings under which bear interest at 6.0% and mature in April 2024.

Subscription Agreement (up to £500,000)

AP WIP Investments Borrower, LLC and AP WIP Investments Borrower UK Ltd, subsidiaries of AP Wireless, are co-borrowers under a subscription agreement (the “Subscription Agreement”) that provides for uncommitted funding up to £500,000 in the form of junior term loans consisting of tranches available in Euros, Pound Sterling and U.S. Dollars, and requires a portion of the funding to be held in a debt service reserve account, which is presented in restricted cash in the condensed consolidated balance sheets. In May and June 2023, term loans were issued under the Subscription Agreement of €50,000 and €100,000, respectively, resulting in aggregate US Dollar equivalent borrowings of $162,000 net of discounts totaling $3,204.

Through June 30, 2023, cumulative borrowings under the Subscription Agreement consisted of fixed and variable rate interest-only notes totaling €105,000 and €190,000, respectively. As of June 30, 2023, fixed rate borrowings under the Subscription Agreement accrued cash pay interest at rates ranging from 4.0% to 4.25% and interest on the variable rate borrowings were based on the three-month Euro Interbank Offered Rate (“EURIBOR”) plus margin rates ranging from 3.5% to 5.0%. All borrowings under the Subscription Agreement, except for the €100,000 tranche borrowed in June 2023, bear payment-in-kind interest ranging from 1.5% to 2.0%, which was recorded in the carrying amount of long-term debt in the condensed consolidated balance sheets and are scheduled to mature in November 2028. Interest payable in cash is paid quarterly, whereas payment-in-kind interest accrues to the principal balance and is payable upon repayment of principal. Principal balances under the Subscription Agreement may be prepaid in whole on any date, subject to the payment of any applicable prepayment fee.

Interest Rate Cap Agreement

The Company is a party to an interest rate cap agreement ("interest rate cap"), which has a notional amount of €40,000 and terminates in March 2026. The interest rate cap is intended to limit the exposure to increasing interest rates on the variable rate borrowing of the same amount under the Subscription Agreement in the event that the three-month EURIBOR exceeds 0.25%. Through December 31, 2022, the interest rate cap was a derivative financial instrument that was not designated as an effective hedge under ASC Topic 815, Derivatives and Hedging ("ASC 815"). Accordingly, changes in the fair value of the interest rate cap were recognized in Other income (expense), net in the condensed consolidated statement of operations, which were gains of $593 and $1,074 for the three and six months ended June 30, 2022, respectively. As of December 31, 2022, the fair value of the interest rate cap was $3,857 and was recorded as a derivative asset in other long-term assets in the condensed consolidated balance sheet.

Effective January 1, 2023, the Company elected to designate the interest rate cap as a hedge of its exposure to potential variability in its remaining future cash flows that may result from the hedged variable rate borrowing under the Subscription Agreement. As the interest rate cap has been designated and qualifies as an effective cash flow hedge under ASC 815, any gains or losses associated with the changes in the fair value of the interest rate cap determined in periods after December 31, 2022 are recorded in stockholders' equity as a component of accumulated other comprehensive income, net of applicable income taxes. Gains and losses on the interest rate cap are reclassified out of accumulated other comprehensive income and are recorded as part of interest expense in the condensed consolidated statements of operations in the period in which the variable rate interest payments under the Subscription Agreement impact interest expense.

For the three and six months ended June 30, 2023, the changes in the fair value of the interest rate cap recorded in other comprehensive income resulted in the recording of a gain of $104 and a loss of $185, respectively. For the three and six months ended June 30, 2023, interest expense recorded in the condensed consolidated statements of operations was $18,957 and $36,628, respectively. The amount reclassified out of accumulated other comprehensive income and included in interest expense was $303 and $512 for the three and six months ended June 30, 2023, respectively. The following table presents the fair value of the interest rate cap as well as its classification in the condensed consolidated balance sheets.

Balance sheet location of derivative assets:	June 30, 2023	December 31, 2022
Interest rate cap designated as cash flow hedge:
Prepaid and other current assets	$1,543	$—
Other long-term assets	2,240	—
Interest rate cap not designated as cash flow hedge:
Other long-term assets	—	3,857
Total derivative assets	$3,783	$3,857

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

Debt Discount and Financing Costs

In connection with borrowings made under the Subscription Agreement in 2023, deferred financing fees were incurred totaling $2,933 and debt discounts associated with the term loan issuances totaled $3,204, both of which reduced the carrying amount of long-term debt in the condensed consolidated balance sheet as of June 30, 2023. Amortization of debt discount and deferred financing costs, included in interest expense in the condensed consolidated statements of operations, was $1,789 and $1,609 for the three months ended June 30, 2023 and 2022, respectively, and $3,504 and $2,715 for the six months ended June 30, 2023 and 2022, respectively.

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

Income tax expense (benefit) was a benefit of $(201) and $(577) for the three months ended June 30, 2023 and 2022, respectively, and a benefit of $(1,785) and $(3,743) for the six months ended June 30, 2023, respectively. For the six months ended June 30, 2023, the Company’s recorded income tax benefit in relation to its pre-tax loss was lower than an amount that would result from applying the applicable statutory tax rates to such loss, primarily due to limitations on the recognition of tax benefits as a result of full valuation allowances maintained in several taxing jurisdictions.

9.
Stockholders’ Equity

Common Stock

Each holder of Class A Common Stock is entitled to one vote per share on all matters and is entitled to ratably receive dividends and other distributions in cash, stock or property of the Company when, as and if declared thereon by the Company’s Board of Directors (the "Board") from time to time out of assets or funds of the Company legally available. Each holder of the Company’s Class B Common Stock is entitled to one vote per share together as a single class with Class A Common Stock. Shares of Class B Common Stock are deemed to be non-economic interests.

Series A Founder Preferred Stock

As of June 30, 2023, all shares of the Company’s Series A Founder Preferred Stock were held by certain of its founders. Each holder of Series A Founder Preferred Stock is entitled to a number of votes equal to the number of shares of Class A Common Stock into which each share of Series A Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

Series B Founder Preferred Stock

As of June 30, 2023, all shares of the Company’s Series B Founder Preferred Stock were held by certain executive officers and such shares were issued in tandem with LTIP Units (as defined in Note 10). Each holder of Series B Founder Preferred Stock is entitled to a number of votes equal to the number of shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, into which each share of Series B Founder Preferred Stock could then be converted, on all matters on which stockholders are generally entitled to vote.

Noncontrolling Interest

As of June 30, 2023, noncontrolling interest consisted of limited liability company units of APW OpCo not owned by Radius, comprising each unit of limited liability company interests of APW OpCo designated as “Class B Common Units” under the Second Amended and Restated Limited Liability Company Agreement of APW OpCo, dated as of July 21, 2020 (the “OpCo LLC Agreement”), each unit of APW OpCo designated as a “Series A Rollover Profit Unit” under the OpCo LLC Agreement and each unit of APW OpCo designated as a “Series B Rollover Profit Unit” (each, a “Series B Rollover Profit Unit”) under the OpCo LLC Agreement. As of June 30, 2023, the portion of APW OpCo not owned by Radius was approximately 3%, which represented the Company's noncontrolling interest. During the six months ended June 30, 2023, certain unitholders initiated redemptions of their interests in APW OpCo, thereby exchanging their Class B Common Units, Series B Rollover Profit Units and the associated tandem shares of Class B Common Stock for 2,367,228 shares of Class A Common Stock. This redemption and exchange resulted in an increase in additional paid-in capital of $17,500 and a corresponding reduction in noncontrolling interest, based on the carrying amounts of the associated Class B Common Units and Series B Rollover Units being exchanged.

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

Subject to adjustment, the maximum number of shares of Company stock that may be issued or paid under or with respect to all awards granted under the Equity Plan is 25,000,000, in the aggregate. Generally, awards will deliver shares of Class A Common Stock, Class B Common Stock or Series B Founder Preferred Stock. As of June 30, 2023, there were 10,104,538 share-based awards collectively available for grant under the Equity Plan.

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

The Initial Awards consisted of (i) 3,376,076 time-vesting Series A LTIP Units that either vest over a three-year or five-year service period following the grant date, (ii) 2,023,924 performance-based Series A LTIP Units that are subject to both time and performance vesting conditions, the latter condition based on the attainment of certain common share price hurdles over seven years, and (iii) Series B LTIP Units that contain only a performance-based vesting condition based on the attainment of certain common share price hurdles over nine years. During the six months ended June 30, 2023, Series A LTIP Units totaling 1,077,149 units were redeemed and exchanged for an equal number of shares of Class A Common Stock.

The 2023 LTIP Awards and the 2022 LTIP Awards each consisted of (i) time-vesting Series C LTIP Units that vest over a three-year service period following the grant date, and (ii) performance-based Series C LTIP Units that are subject to both time and two equally weighted performance vesting conditions, the latter conditions based on the attainment of the following conditions over the three-year period beginning on January 1 of the year in which the award was granted. These conditions are a) certain Company common share price returns relative to equity returns of certain peer publicly traded companies and a specified equity index (the “Market Condition”); and b) certain growth targets in the Company’s annualized in-place rents metric (the “AIPR Growth Condition”). Vesting of the performance-based Series C LTIP Units also is contingent on the recipient’s completion of service over a three-year period beginning on the grant date. Time vesting Series C LTIP Units granted pursuant to the 2023 LTIP Awards and 2022 LTIP Awards totaled 226,124 and 276,481, respectively, and performance-based Series C LTIP Units granted pursuant to the 2023 LTIP Awards and 2022 LTIP Awards totaled 678,370 and 829,439, respectively.

A summary of the changes in the LTIP Units for the six months ended June 30, 2023 is presented below:

	Series A LTIP Units	Series B LTIP Units	Series C LTIP Units
Outstanding at December 31, 2022	5,340,000	1,386,033	1,105,920
Granted	—	—	904,494
Exercised	(1,077,149)	—	—
Outstanding at June 30, 2023	4,262,851	1,386,033	2,010,414
Vested at June 30, 2023	2,441,321	856,693	92,160

As of June 30, 2023, all awards of Series C LTIP Units are expected to vest. With respect to the 2023 LTIP Awards, the fair value of each time-vesting Series C LTIP Unit and each Series C LTIP Unit vesting on the attainment of the AIPR Growth Condition was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.63 per share. For each Market Condition Series C LTIP Unit granted pursuant to the 2023 LTIP Awards, fair value was measured as of its grant date using a Monte Carlo method, which took into consideration different stock price paths and utilized the following assumptions in its determination:

Market Condition Series C LTIP Units
Weighted-average grant date fair value	$9.47
Expected term	3.0 years
Expected volatility	45.4%
Risk-free interest rate	4.5%

For the three months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense of $3,664 and $4,332, respectively, and $7,571 and $8,017 for the six months ended June 30, 2023 and 2022, respectively, in the aggregate for all grants of LTIP Units. As of June 30, 2023, there was $27,698 of total unrecognized compensation cost related to the LTIP Units granted, which is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of the changes in the Company’s nonvested restricted stock awards for the six months ended June 30, 2023 is presented below:

	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2022	593,194	$12.28
Granted	956,900	$12.31
Vested	(150,902)	$(12.71)
Forfeited	—	—
Nonvested at June 30, 2023	1,399,192	$12.25

As of June 30, 2023, all 2023 Performance RSAs and 2022 Performance RSAs are expected to vest. The fair value of each 2023 Performance RSA vesting on the attainment of annualized in-place rent criteria was based on the grant date per share fair value of the Company’s Class A Common Stock, which was $13.63 per share. For each 2023 Performance RSA subject to the Market Condition, fair value was measured as of its grant date using a Monte Carlo method, which took into consideration different stock price paths and utilized the following assumptions in its determination:

Market Condition Restricted Stock Awards
Weighted-average grant date fair value	$9.47
Expected term	3.0 years
Expected volatility	45.4%
Risk-free interest rate	4.5%

For the three months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense of $1,149 and $598, respectively, and $1,873 and $965 for the six months ended June 30, 2023 and 2022, respectively, for restricted stock awards. As of June 30, 2023, there was $21,811 of total unrecognized compensation cost related to restricted stock awards granted as of June 30, 2023. The total cost is expected to be recognized over a weighted-average period of 3.6 years.

Stock Options

The following table summarizes the changes in the number of common shares underlying options for the six months ended June 30, 2023:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2022	4,392,415	$10.53
Granted	—	$-
Exercised	(32,200)	$8.00
Forfeited	(61,200)	$14.68
Outstanding at June 30, 2023	4,299,015	$10.49
Exercisable at June 30, 2023	1,982,915	$9.41

Expiring on the tenth anniversary following the grant date, each employee option award vests upon the completion of five years of service. For the three months ended June 30, 2023 and 2022, the Company recognized share-based compensation expense of $577 and $566, respectively, and $1,129 and $1,106 for the six months ended June 30, 2023 and 2022, respectively, for stock options granted to employees. As of June 30, 2023, there was $6,340 of total unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.0 years.

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

	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2022
Numerator:
Net income (loss) attributable to stockholders	$(41,856)	$(87,441)	$22,167	$17,730
Stock dividend payment to holders of Series A Founder Preferred Stock	—	—	(40,832)	(40,832)
Net loss attributable to common stockholders	$(41,856)	$(87,441)	$(18,665)	$(23,102)
Denominator:
Weighted average common shares outstanding - basic and diluted	98,315,969	97,075,883	93,506,412	92,809,563

Basic and diluted loss per common share	$(0.43)	$(0.90)	$(0.20)	$(0.25)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as the shares associated with each of these would have been anti-dilutive:

	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2022
Shares of Series A Founder Preferred Stock	1,600,000	1,600,000	1,600,000	1,600,000
Stock options	4,299,015	4,299,015	4,220,915	4,220,915
Restricted stock	1,399,192	1,399,192	593,194	593,194
LTIP Units	7,659,298	7,659,298	7,831,953	7,831,953
Convertible Notes	11,693,192	11,693,192	11,693,192	11,693,192

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

In connection with the Mergers and related transaction documents, on April 4, 2023, the Company received a demand letter from Norfolk County Retirement System, a purported holder of shares of Class A Common Stock, requesting access to certain books and records of the Company to investigate purported breaches of fiduciary duty, director independence and disinterestedness and/or other corporate wrongdoing. On April 14, 2023, the Company responded to this demand letter by denying the allegations contained therein and objecting to such purported stockholder’s scope of requests but indicating a proper inspection of books and records would be permitted, subject to negotiation of an appropriate scope of production and execution of a standard confidentiality agreement. On June 8, 2023, the Company produced documents in response to the demand letter. On June 14, 2023, the purported stockholder filed a complaint in the Delaware Court of Chancery in order to preserve the purported stockholder’s standing and ability to seek additional documents from the Company in the event that the Mergers close before the purported stockholder completes its review of the Company’s production.

Between April 7, 2023 and May 18, 2023, six complaints were filed also in connection with the Mergers. On April 7, 2023, a complaint, captioned Ryan O’Dell v. Radius Global Infrastructure, Inc. et al., 23-cv-2956 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; on April 12, 2023, a complaint, captioned Elaine Wang v. Radius Global Infrastructure, Inc. et al., 23-cv-3068 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; on May 1, 2023, a complaint, captioned Shannon Jenkins v. Radius Global Infrastructure, Inc. et al., 23-cv-3657 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; on May 1, 2023, a complaint, captioned Katherine Finger v. Radius Global Infrastructure, Inc. et al., 23-cv-0543 (D. Del.) was filed in the United States District Court for the District of Delaware by a purported holder of shares of Class A Common Stock; on May 16, 2023, a complaint, captioned Joseph Zappia v. Radius Global Infrastructure, Inc. et al., 23-cv-4076 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; and on May 25, 2023, a complaint, captioned Robert Garfield v. Nick S. Advani et al., No. 2023-10321, was filed in the Court of Common Pleas in Montgomery County, Pennsylvania by a purported holder of shares of Class A Common Stock. All six complaints named as defendants the Company and members of the Board. The complaints filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Delaware alleged, among other things, that the defendants caused to be filed with the SEC a materially incomplete and misleading preliminary proxy statement relating to the Mergers in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaint filed in the Court of Common Pleas in Montgomery County, Pennsylvania alleged violations of the Pennsylvania Securities Act and Pennsylvania common law. Among other remedies, the complaints sought an order: enjoining the defendants from proceeding with the Mergers unless and until the defendants disclosed certain allegedly material information that was allegedly omitted from the preliminary proxy statement; rescinding the Merger Agreement or any of the terms thereof to the extent already implemented or granting rescissory damages; awarding the plaintiffs the costs and disbursements of their actions, including reasonable attorneys’ and expert fees and expenses; and granting such other and further relief as the court may deem just and proper. On June 9, 2023 the Company filed with the SEC supplemental disclosures on Form 8-K. Each of the six complaints has now been voluntarily dismissed or acknowledged by the plaintiff as moot, in light of the Company’s issuance of the supplemental disclosures.

Additionally, between April 17, 2023 and June 2, 2023, the Company received ten demand letters from purported holders of shares of Class A Common Stock. All ten letters alleged disclosure deficiencies in the preliminary proxy statement and demanded issuance of corrective disclosures. Each of the ten demand letters has now been voluntarily withdrawn as moot, in light of the Company’s issuance of supplemental disclosures.

As of August 3, 2023, the Company was not aware of the filing of other lawsuits or the submission of other demand letters challenging the Mergers and/or alleging deficiencies with respect to the preliminary proxy statement; however, such lawsuits or demand letters may be filed or submitted, respectively, in the future.

13.
Subsequent Event

In July 2023, the Company entered into an amendment to the ArcCo Subscription Agreement, which included, but was not limited to, changes to increase the availability thereunder of uncommitted borrowings from €750 million to €1,750 million, adjust certain leverage limitations and permit issuances of floating rate loans. Additionally, ArcCo Investments made two borrowings on a fixed rate basis of €65 million (approximately $71.5 million USD equivalent) and on a floating rate basis of €45 million (approximately $49.5 million USD equivalent) of the amount available under the ArcCo Subscription Agreement. The fixed interest rate borrowing bears interest at approximately 6.4% and the floating interest rate loan accrues interest based on the three-month EURIBOR plus 3.5%. Interest on the borrowings is payable quarterly and each loan matures in July 2031, at which time all outstanding principal amounts shall be repaid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2023. This discussion should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report and the Annual Report.

Overview

We are a holding company with no material assets other than our limited liability company equity interests in APW OpCo LLC (“APW OpCo”), the parent of AP WIP Investments Holdings, LP (“AP Wireless”) and its consolidated subsidiaries. All securities of APW OpCo held by persons other than the Company are exchangeable for shares of our Class A Common Stock and certain of these securities that remain outstanding as of June 30, 2023 are subject to time and performance vesting conditions. Assuming all APW OpCo securities had vested and no securities had been exchanged for Class A Common Stock, we would have owned approximately 90% of APW OpCo as of June 30, 2023.

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

AP Wireless purchases the rights associated with the real property interests either through an up-front payment or on an installment basis from landowners. The real property interests typically have stated terms of 30 to 99 years and perpetual terms related to fee simple properties owned, although some are shorter, and provide AP Wireless with the right to receive the future income from the future Tenant Lease rental payments over a specified duration. In most cases, the stated term of the real property interest is longer than the remaining term of the Tenant Lease, which provides AP Wireless with the right and opportunity for renewals and extensions. In addition to real property rights, AP Wireless acquires contractual rights by way of an assignment of rents. The rent assignment is a contractual obligation pursuant to which the property owner assigns to AP Wireless its right to receive all communications rents relating to the property, including rents arising under the Tenant Lease. A rent assignment relates only to an existing Tenant Lease and therefore would not provide AP Wireless the ability automatically to benefit from lease renewals beyond those provided for in the existing Tenant Lease. However, in these cases, AP Wireless either limits the purchase price of the asset to the term of the current Tenant Lease or obtains the ability to negotiate future leases and a contractual obligation from the property owner to assign rental streams from future Tenant Lease renewals.

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

The Company has obtained all antitrust and direct foreign investment approvals required in connection with the Mergers, with the exception of one foreign direct investment approval that remains outstanding. The parties expect the Mergers to close in the third quarter of 2023, subject to the conditions set forth in the Merger Agreement, although there can be no assurance that the Mergers will occur by that date. On June 15, 2023, the Mergers were approved by the Company’s stockholders.

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

For additional information relating to the Mergers, please refer to the proxy statement on Schedule 14A filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2023 (as amended and supplemented) and other relevant materials that we have filed and may file with the SEC in connection with the Mergers.

Key Performance Indicators

Leases

Leases is an operating metric that represents each lease we acquire. Each site acquired by us consists of at least one revenue producing lease stream, and many of these sites contain multiple lease streams. We had 9,662 and 9,188 leases as of June 30, 2023 and December 31, 2022, respectively.

Sites

Sites is an operating metric that represents each individual physical location where we have acquired a real property interest or a contractual right that generates revenue. We had 7,412 and 7,024 different communications sites as of June 30, 2023 and December 31, 2022, respectively, throughout the U.S. and 20 other countries.

Key Factors Affecting Financial Condition and Results of Operations

We operate in a complex environment with several factors affecting our operations in addition to those described above. The following discussion describes key factors and events that may affect our financial condition and results of operations.

Foreign Currency Translation

Our business operates in twelve different functional currencies. Our reporting currency is the U.S. Dollar. Our results are affected by fluctuations in currency exchange rates that give rise to translational exchange rate risks. The extent of such fluctuations is determined in part by global economic conditions and macro-economic trends. Movements in exchange rates have a direct impact on our reported revenues. Generally, the impact on operating income or loss associated with exchange rate changes on reported revenues is partially offset by exchange rate impacts on operating expenses denominated in the same functional currencies.

Excluding operations in which the functional currency is the U.S. Dollar, the majority of the recorded amounts comprising balances in our condensed consolidated balance sheets and our condensed consolidated statements of operations are denominated in Euros or Pound Sterling. Both currencies strengthened marginally as compared to the U.S. Dollar during the six months ended June 30, 2023, as increases in the Euro and Pound Sterling exchange rates were approximately 2% and 5%, respectively, as compared to exchanges rates as of December 31, 2022.

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

The following are reconciliations of EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP measure:

(in thousands)	Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2022
(unaudited)
Net income (loss)	$(43,258)	$(91,070)	$23,552	$18,907
Amortization and depreciation	23,950	47,035	19,324	38,075
Interest expense	18,957	36,628	16,714	32,812
Income tax expense (benefit)	(201)	(1,785)	(577)	(3,743)
EBITDA	(552)	(9,192)	59,013	86,051
Impairment - decommissions	1,500	2,550	1,272	2,037
Realized and unrealized (gain) loss on foreign currency debt	11,982	27,461	(58,667)	(82,899)
Share-based compensation expense	5,389	10,573	5,496	10,088
Non-cash foreign currency adjustments	(1,408)	(1,442)	4,177	4,582
Transaction-related costs	2,073	9,268	472	612
Adjusted EBITDA	$18,984	$39,218	$11,763	$20,471

Acquisition Capex

Acquisition Capex is a non-GAAP financial measure. Our payments for acquisitions of real property interests consist of either a one-time payment upon the acquisition or up-front payments with contractually committed payments made over a period of time, pursuant to each real property interest agreement. In all cases, we contractually acquire all rights associated with the underlying revenue-producing assets upon entering into the agreement to purchase the real property interest and record the related assets in the period of acquisition. Acquisition Capex therefore represents the total cash spent and committed to be spent for the acquisitions of revenue-producing assets during the period measured. Management believes the presentation of Acquisition Capex provides valuable additional information for users of the financial statements in assessing our financial performance and growth, as it is a comprehensive measure of our investments in the revenue-producing assets that we acquire in a given period. Acquisition Capex has important limitations as an analytical tool, because it excludes certain fixed and variable costs related to our selling, marketing and underwriting activities included in selling, general and administrative expenses in the condensed consolidated statements of operations, including corporate overhead expenses. Further, this financial measure may be different from calculations used by other companies and comparability may therefore be limited. You should not consider Acquisition Capex or any of the other non-GAAP measures we utilize as an alternative or substitute for our results.

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

(in thousands)	Six months ended June 30, 2023	Six months ended June 30, 2022
(unaudited)
Investments in real property interests and related intangible assets	$150,402	$259,721
Committed contractual payments for investments in real property interests and intangible assets	9,963	7,036
Foreign exchange translation impacts and other	(1,275)	(12,627)
Acquisition Capex	$159,090	$254,130

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

(in thousands)	Six months ended June 30, 2023	Year ended December 31, 2022
(unaudited)
Revenue for year ended December 31		$135,456
Annualized in-place rents as of December 31		$157,553
Annualized in-place rents as of June 30	$176,696

Comparison of the results of operations for the three months ended June 30, 2023 and June 30, 2022

Our selected financial information for the three months ended June 30, 2023 and 2022 set forth below has been extracted without material adjustment from our unaudited condensed consolidated financial information included elsewhere in this Quarterly Report.

(in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022
Condensed Consolidated Statements of Operations Data
Revenue	$42,475	$32,568
Cost of service	2,421	2,027
Gross profit	40,054	30,541
Selling, general and administrative	25,486	21,205
Share-based compensation	5,389	5,496
Amortization and depreciation	23,950	19,324
Impairment - decommissions	1,500	1,272
Operating loss	(16,271)	(16,756)
Realized and unrealized gain (loss) on foreign currency debt	(11,982)	58,667
Interest expense	(18,957)	(16,714)
Other income (expense), net	3,751	(3,164)
Gain on extinguishment of debt	—	942
Income (loss) before income tax expense (benefit)	(43,459)	22,975
Income tax expense (benefit)	(201)	(577)
Net income (loss)	$(43,258)	$23,552

Revenue

Revenue was $42.5 million for the three months ended June 30, 2023, compared to $32.6 million for the three months ended June 30, 2022. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental recurring revenue of approximately $9.0 million was generated in the three months ended June 30, 2023 from Acquisition Capex incurred during the twelve-month period subsequent to June 30, 2022.

Cost of service

Cost of service was $2.4 million for the three months ended June 30, 2023, compared to $2.0 million for the three months ended June 30, 2022. The increase in cost of service was driven by expenses associated with certain fee simple interests acquired, primarily for property taxes and utilities, during the twelve-month period subsequent to June 30, 2022.

Selling, general and administrative expense

Selling, general and administrative expense was $25.5 million for the three months ended June 30, 2023, compared to $21.2 million for the three months ended June 30, 2022. General and administrative expenses associated with servicing our real property interest assets was $2.9 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. In connection with entering into the Merger Agreement, transaction-related costs recorded in selling, general and administrative expenses were approximately $1.6 million higher during the three months ended June 30, 2023, as compared to the same period in 2022. Compensation and other employee-related expenses increased for the three months ended June 30, 2023, as compared to the same period in 2022, resulting primarily from the effects of increased employee headcount and, to a lesser extent, higher incentive-related compensation costs, totaling an aggregate of approximately $0.5 million and the impacts of higher employee base compensation costs of approximately $1.2 million.

Share-based compensation

Share-based compensation expense was $5.4 million for the three months ended June 30, 2023, compared to $5.5 million for the three months ended June 30, 2022.

Amortization and depreciation

Amortization and depreciation expense was $23.9 million for the three months ended June 30, 2023, compared to $19.3 million for the three months ended June 30, 2022. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to June 30, 2022.

Impairment—decommissions

Impairment-decommissions losses were $1.5 million for the three months ended June 30, 2023, compared to $1.3 million for the three months ended June 30, 2022. Tenant decommissions of communications infrastructure sites were 8 and 9 for the three months ended June 30, 2023 and 2022, respectively.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a loss of $12.0 million and a gain of $58.7 million for the three months ended June 30, 2023 and 2022, respectively. Strengthening of both the Euro and Pound Sterling relative to the U.S. Dollar during the three months ended June 30, 2023, as compared to the weakening of both currencies in the same period in 2022, was the primary driver for this variance.

Interest expense

Interest expense was $19.0 million for the three months ended June 30, 2023, compared to $16.7 million for the three months ended June 30, 2022. The increase in interest expense was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to June 30, 2022.

Other income (expense), net

Other income (expense), net was income of $3.7 million for the three months ended June 30, 2023, compared to expense of $3.2 million in the three months ended June 30, 2022. For the three months ended June 30, 2023, other income (expense), net included interest earned on invested cash of $1.8 million. Included in other income (expense) for the three months ended June 30, 2022 were foreign exchange losses of approximately $4.2 million.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $0.2 million for the three months ended June 30, 2023, compared to an income tax benefit of $0.6 million for the three months ended June 30, 2022.

Comparison of the results of operations for the six months ended June 30, 2023 and June 30, 2022

Our selected financial information for the six months ended June 30, 2023 and 2022 set forth below has been extracted without material adjustment from our unaudited condensed consolidated financial information included elsewhere in this Quarterly Report.

(in thousands)	Six months ended June 30, 2023	Six months ended June 30, 2023
Condensed Consolidated Statements of Operations Data
Revenue	$83,689	$63,167
Cost of service	4,313	2,868
Gross profit	79,376	60,299
Selling, general and administrative	54,950	43,892
Share-based compensation	10,573	10,088
Amortization and depreciation	47,035	38,075
Impairment - decommissions	2,550	2,037
Operating loss	(35,732)	(33,793)
Realized and unrealized gain (loss) on foreign currency debt	(27,461)	82,899
Interest expense	(36,628)	(32,812)
Other income (expense), net	6,966	(2,072)
Gain on extinguishment of debt	—	942
Income (loss) before income tax expense (benefit)	(92,855)	15,164
Income tax expense (benefit)	(1,785)	(3,743)
Net income (loss)	$(91,070)	$18,907

Revenue

Revenue was $83.7 million for the six months ended June 30, 2023, compared to $63.2 million for the six months ended June 30, 2022. The increase in revenue was primarily attributable to the additional revenue streams from investments in real property interests, as incremental recurring revenue of approximately $20.0 million was generated in the six months ended June 30, 2023 from Acquisition Capex incurred during the twelve-month period subsequent to June 30, 2022.

Cost of service

Cost of service was $4.3 million for the six months ended June 30, 2023, compared to $2.9 million for the six months ended June 30, 2022. The increase in cost of service was driven by expenses associated with certain fee simple interests acquired, primarily for property taxes and utilities, during the twelve-month period subsequent to June 30, 2022.

Selling, general and administrative expense

Selling, general and administrative expense was $55.0 million for the six months ended June 30, 2023, compared to $43.9 million for the six months ended June 30, 2022. General and administrative expenses associated with servicing our real property interest assets was $5.6 million and $4.9 million for the six months ended June 30, 2023 and 2022, respectively. In connection with entering into the Merger Agreement, transaction-related costs recorded in selling, general and administrative expenses were approximately $8.7 million higher during the six months ended June 30, 2023, as compared to the same period in 2022. Compensation and other employee-related expenses increased for the six months ended June 30, 2023, as compared to the same period in 2022, resulting primarily from the effects of increased employee headcount and, to a lesser extent, higher incentive-related compensation costs, totaling an aggregate of approximately $1.8 million and the impacts of higher employee base compensation costs of approximately $2.3 million. Offsetting these increases, legal and professional fees and other expenses primarily associated with enforcing and protecting our rights under our real property interest arrangements decreased by approximately $3.6 million.

Share-based compensation

Share-based compensation expense was $10.6 million for the six months ended June 30, 2023, compared to $10.1 million for the six months ended June 30, 2022. The increase in share-based compensation expense was due primarily to the costs associated with awards of Series C LTIPs and restricted stock granted in February 2023.

Amortization and depreciation

Amortization and depreciation expense was $47.0 million for the six months ended June 30, 2023, compared to $38.1 million for the six months ended June 30, 2022. The increase was primarily due to amortization of the real property interests acquired during the twelve months subsequent to June 30, 2022.

Impairment—decommissions

Impairment-decommissions losses were $2.6 million for the six months ended June 30, 2023, compared to $2.0 million for the six months ended June 30, 2022. Tenant decommissions of communications infrastructure sites were 16 for each of the six month periods ended June 30, 2023 and 2022.

Realized and unrealized gain (loss) on foreign currency debt

Realized and unrealized gain (loss) on foreign currency debt was a loss of $27.5 million and a gain of $82.9 million for the six months ended June 30, 2023 and 2022, respectively. Strengthening of both the Euro and Pound Sterling relative to the U.S. Dollar during the six months ended June 30, 2023, as compared to the weakening of both currencies in the same period in 2022, was the primary driver for this variance.

Interest expense

Interest expense was $36.6 million for the six months ended June 30, 2023, compared to $32.8 million for the six months ended June 30, 2022. The increase in interest expense was due primarily to additional interest expense incurred as a result of the additional borrowings and the related incremental deferred financing costs incurred during the twelve months subsequent to June 30, 2022.

Other income (expense), net

Other income (expense), net was income of $7.0 million for the six months ended June 30, 2023, compared to expense of $2.1 million in the six months ended June 30, 2022. For the six months ended June 30, 2023, other income (expense) net included a gain recognized in connection with settling certain matters associated with our 2020 acquisition of AP Wireless and interest earned on invested cash of $0.9 million and $3.4 million, respectively. Included in other income (expense), net for the six months ended June 30, 2022 were foreign exchange losses of approximately $4.6 million, net of an unrealized gain of approximately $1.7 million resulting from adjusting the carrying amount of an interest rate cap to its fair value as of June 30, 2022.

Income tax expense (benefit)

Income tax expense (benefit) was a benefit of $1.8 million for the six months ended June 30, 2023, compared to an income tax benefit of $3.7 million for the six months ended June 30, 2022. In the six months ended June 30, 2022, we effectively settled a tax position with a taxing jurisdiction resulting in a $1.2 million reduction in our liability for unrecognized income tax benefits and a corresponding benefit in our provision for income taxes.

Liquidity and Capital Resources

Our future liquidity will depend primarily on: (i) the operating cash flows of AP Wireless, (ii) our management of available cash and cash equivalents, (iii) cash distributions on sale of existing assets and (iv) the use of borrowings, if any, to fund short-term liquidity needs.

We primarily require cash to pay our operating expenses, service the cash requirements associated with our contractual obligations and acquire additional real property interests and rental streams underlying wireless and other digital infrastructure sites. Our principal sources of liquidity, both short-term and long-term, include revenue generated from our Tenant Leases, our cash and cash equivalents, short-term investments, restricted cash and borrowings available under our credit arrangements. As of June 30, 2023, we had working capital of approximately $235.3 million, including $301.9 million in unrestricted cash and cash equivalents and short-term investments. Additionally, as of June 30, 2023, we had $2.8 million and $53.8 million, including $38.6 million available to use in acquiring domestic and international real property interest assets, in short-term and long-term restricted cash, respectively. Under the Merger Agreement, the consummation of the Mergers is conditioned on, among other things, the Company having available a minimum unrestricted cash balance of $210 million and the Company and its subsidiaries having an additional $30 million, in each case as of the closing. Compliance with this minimum cash condition may limit the growth of our business, depending on the availability to the Company of other sources of capital that are permitted under the terms of the Merger Agreement.

In May 2023, the Subscription Agreement was amended primarily to increase the availability of funding thereunder by £250 million to an aggregate uncommitted funding up to £500 million and to add AP WIP Investments Borrower UK Ltd as a co-borrower under the agreement. Borrowings under the Subscription Agreement are made in the form of junior term loans consisting of tranches available in Euros, Pound Sterling and U.S. Dollars. In May and June 2023, floating rate term loans were issued under the Subscription Agreement of €50 million and €100 million, respectively, resulting in aggregate U.S. Dollar equivalent borrowings of $162.0 million net of discounts totaling $3.2 million. All borrowings under the Subscription Agreement are due in November 2028.

In July 2023, the Company entered into an amendment to the ArcCo Subscription Agreement, which included, but was not limited to, changes to increase the availability thereunder from €750 million to €1,750 million, adjust certain leverage limitations and permit issuances of floating rate loans. Additionally, ArcCo Investments made two borrowings on a fixed rate basis of €65 million (approximately $71.5 million USD equivalent) and on a floating rate basis of €45 million (approximately $49.5 million USD equivalent) of the amount available under the ArcCo Subscription Agreement. The fixed interest rate borrowing bears interest at approximately 6.4% and the floating interest rate loan accrues interest based on the three-month EURIBOR plus 3.5%. Interest on the borrowings is payable quarterly and each loan matures in July 2031, at which time all outstanding principal amounts shall be repaid.

In addition to the available uncommitted borrowing capacity of approximately $1,500.9 million under our various debt facilities, we expect to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt or equity if needed or desired.

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

(in thousands)	Six months ended June 30, 2023	Six months ended June 30, 2022
Net cash provided by (used in) operating activities	$12,115	$(10,196)
Net cash used in investing activities	(130,626)	(282,602)
Net cash provided by financing activities	139,676	295,156

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$282,012	$224,258
Restricted cash	56,583	90,025

Cash used in operating activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $12.1 million, compared to net cash used in operating activities of $10.2 million for the six months ended June 30, 2022. Lower cash used in operating activities resulted primarily from higher gross profits earned during the six months ended June 30, 2023.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was $130.6 million and $282.6 million, respectively. Payments to acquire real property interests were $150.4 million and $259.7 million in the six months ended June 30, 2023 and 2022, respectively.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022 was $139.7 million and $295.2 million, respectively. During the six months ended June 30, 2023, net proceeds from borrowings under the Subscription Agreement totaled $158.8 million. During the six months ended June 30, 2022, the primary source of cash from financing activities resulted from the issuances of debt under the ArcCo Subscription Agreement, which totaled approximately $256.2 million.

Contractual Obligations and Material Cash Requirements

There have been no material changes to our contractual obligations since December 31, 2022. For a summary of our contractual obligations and material cash requirements, see Part II, Item 7 of the Annual Report.

Covenants under Borrowing Agreements

We are subject to certain financial condition and testing covenants (e.g., interest coverage, leverage limits) under each of our borrowing arrangements, which are disclosed in Note 7 to the condensed consolidated financial statements. Limitations on the amount of leverage we may maintain as of any testing period end are included in each of our borrowing arrangements. Summarized in the table below are the leverage limitations for each debt agreement with outstanding borrowings as of June 30, 2023, expressed as a multiple of the borrowing in relation to the then annualized current rents in place of the borrower as defined under the applicable borrowing arrangement and excludes any other adjustments required or allowable under the borrowing agreement:

Leverage Limitation of Applicable Eligible Cash Flows
DWIP Subscription Agreement	9.75x
ArcCo Subscription Agreement	9.5x
Facility Agreement	9.0x
Subscription Agreement	12.0x
DWIP II Loan Agreement	14.75x

As a result of the ArcCo Subscription Agreement amendment in July 2023, the leverage limitation expressed as a multiple of the eligible cash flows was changed from 9.5x to 9.25x.

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

Translational Exchange Rate Risk

We are exposed to foreign exchange rate risk arising from the remeasurement of outstanding principal balances due under our debt agreements in currencies other than the borrowing entity's functional currency. In particular, this affects Euro and Pound Sterling loan balances and fluctuations in these loan balances is caused by variations in the closing exchange rates from Euro and Pound Sterling to the U.S. Dollar. As of June 30, 2023, 54% and 17% of our total debt outstanding was denominated in

Euros and Pound Sterling, respectively. We are also exposed to translational foreign exchange impacts when we convert our international subsidiaries’ financial statements to U.S. Dollars from the local currencies.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk. For any of the periods presented in our condensed consolidated financial statements, the effect of a hypothetical 10% change in foreign currency exchange rates would not have a material impact on our condensed consolidated financial statements.

Interest Rate Risk

As of June 30, 2023, certain borrowings under our Subscription Agreement are on a floating interest rate basis. For one of these borrowings, we have utilized an interest rate cap, which has a notional amount of €40,000, and is intended to limit the exposure to increasing interest rates on this variable rate borrowing in the event that the three-month EURIBOR exceeds 0.25% during the five-year period ending in March 2026. Excluding the floating rate borrowing for which the interest rate cap is utilized to hedge our interest rate exposure, floating rate borrowings represented approximately 9% of our total borrowed funds as of June 30, 2023. If we were to borrow additional funds that have floating interest rates, we would expect to manage this risk by maintaining an appropriate mix between fixed and floating rate borrowings and hedging activities. For any of the periods presented in our condensed consolidated statements of operations, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on the consolidated results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Mergers and related transaction documents, on April 4, 2023, we received a demand letter from Norfolk County Retirement System, a purported holder of shares of Class A Common Stock, requesting access to certain of our books and records to investigate purported breaches of fiduciary duty, director independence and disinterestedness and/or other corporate wrongdoing. On April 14, 2023, we responded to this demand letter by denying the allegations contained therein and objecting to such purported stockholder’s scope of requests but indicating a proper inspection of books and records would be permitted, subject to negotiation of an appropriate scope of production and execution of a standard confidentiality agreement. On June 8, 2023, we produced documents in response to the demand letter. On June 14, 2023, the purported stockholder filed a complaint in the Delaware Court of Chancery in order to preserve the purported stockholder’s standing and ability to seek additional documents from the Company in the event that the Mergers close before the purported stockholder completes its review of the Company’s production.

Between April 7, 2023 and May 18, 2023, six complaints were filed also in connection with the Mergers. On April 7, 2023, a complaint, captioned Ryan O’Dell v. Radius Global Infrastructure, Inc. et al., 23-cv-2956 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; on April 12, 2023, a complaint, captioned Elaine Wang v. Radius Global Infrastructure, Inc. et al., 23-cv-3068 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; on May 1, 2023, a complaint, captioned Shannon Jenkins v. Radius Global Infrastructure, Inc. et al., 23-cv-3657 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; on May 1, 2023, a complaint, captioned Katherine Finger v. Radius Global Infrastructure, Inc. et al., 23-cv-0543 (D. Del.) was filed in the United States District Court for the District of Delaware by a purported holder of shares of Class A Common Stock; on May 16, 2023, a complaint, captioned Joseph Zappia v. Radius Global Infrastructure, Inc. et al., 23-cv-4076 (S.D.N.Y.), was filed in the United States District Court for the Southern District of New York by a purported holder of shares of Class A Common Stock; and on May 25, 2023, a complaint, captioned Robert Garfield v. Nick S. Advani et al., No. 2023-10321, was filed in the Court of Common Pleas in Montgomery County, Pennsylvania by a purported holder of shares of Class A Common Stock. All six complaints named as defendants us and members of the Board. The complaints filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Delaware alleged, among other things, that the defendants caused to be filed with the SEC a materially incomplete and misleading preliminary proxy statement relating to the Mergers in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The complaint filed in the Court of Common Pleas in Montgomery County, Pennsylvania alleged violations of the Pennsylvania Securities Act and Pennsylvania common law. Among other remedies, the complaints sought an order: enjoining the defendants from proceeding with the Mergers unless and until the defendants disclosed certain allegedly material information that was allegedly omitted from the preliminary proxy statement; rescinding the Merger Agreement or any of the terms thereof to the extent already implemented or granting rescissory damages; awarding the plaintiffs the costs and disbursements of their actions, including reasonable attorneys’ and expert fees and expenses; and granting such other and further relief as the court may deem just and proper. On June 9, 2023 the Company filed with the SEC supplemental disclosures on Form 8-K. Each of the six complaints has now been voluntarily dismissed or acknowledged by the plaintiff as moot, in light of our issuance of the supplemental disclosures.

Additionally, between April 17, 2023 and June 2, 2023, the Company received ten demand letters from purported holders of shares of Class A Common Stock. All ten letters alleged disclosure deficiencies in the preliminary proxy statement and demanded issuance of corrective disclosures. Each of the ten demand letters has now been voluntarily withdrawn as moot, in light of the Company’s issuance of supplemental disclosures.

As of August 3, 2023, we were not aware of the filing of other lawsuits or the submission of other demand letters challenging the Mergers and/or alleging deficiencies with respect to the preliminary proxy statement; however, such lawsuits or demand letters may be filed or submitted, respectively, in the future.

Item 1A. Risk Factors.

There were no material changes to the risk factors disclosed in Part I, Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 5. Other Information.

None.

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

10.1*

Third Amendment Agreement to the Subscription Agreement, dated May 23, 2023, by and among AP WIP Investments Borrower, LLC, as borrower, AP WIP Investments, LLC, as guarantor, the holders as set forth on the signature pages thereto, and GLAS Americas LLC, as registrar.

10.2*	Amended & Restated Employment Agreement, dated as of April 17, 2023, by and among Jay Birnbaum, the Company, and APW OpCO LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications filed pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

RADIUS GLOBAL INFRASTRUCTURE, INC.

August 9, 2023	/s/ Glenn Breisinger
Glenn Breisinger
Chief Financial Officer and Treasurer
(Principal Financial Officer)

August 9, 2023	/s/ Gary Tomeo
Gary Tomeo
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)